Form 10-K
period 1993-12-31
MAXUS ENERGY CORP /DE/
filed 1994-03-25
CIK 724176

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1993

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-8567-2

                            MAXUS ENERGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               75-1891531
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


        717 NORTH HARWOOD STREET                       75201-6594
            DALLAS, TEXAS                              (Zip Code)
    (Address of principal executive
                offices)


       Registrant's telephone number, including area code: (214) 953-2000
          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                               ON WHICH REGISTERED
      -------------------                              ---------------------
Common Stock, $1.00 Par Value                         New York Stock Exchange
                                                      Pacific Stock Exchange
Rights to Purchase Junior Preferred Stock, Series A,  New York Stock Exchange
 of Maxus Energy Corporation                          Pacific Stock Exchange
$4.00 Cumulative Convertible Preferred Stock, $1.00   New York Stock Exchange
 Par Value
$2.50 Cumulative Preferred Stock, $1.00 Par Value     New York Stock Exchange
8 1/2% Sinking Fund Debentures Due April 1, 2008      New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1994 was approximately $638,269,000.

  Shares of Common Stock outstanding at February 28, 1994--134,372,471.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated by reference into the indicated parts of this report:
    (a) 1993 Annual Report to Stockholders of the Company--Parts I, II and IV
    (b) Definitive proxy statement of the Company relating to the 1994 Annual Meeting of Stockholders, filed with the Commission pursuant to Regulation 14A--Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

  Maxus Energy Corporation (the "Company") was incorporated in Delaware in 1983 as a company to hold the stock of various corporations, the oldest of which was founded in 1910. The Company, together with its subsidiaries, is an independent oil and gas exploration and production company. Its principal executive offices are located at 717 North Harwood Street, Dallas, Texas 75201-6594, and its telephone number is (214) 953-2000. In this report, the term "Company" means Maxus Energy Corporation, its subsidiaries and their predecessors unless the context otherwise indicates.

  The Company is one of the largest independent oil and gas exploration and production companies in the United States, with ongoing international activity in Indonesia and a number of other countries, and domestic activity primarily in the Mid-Continent and Gulf Coast regions of the United States. Information concerning outside sales and operating profit by geographic area for the three years ended December 31, 1993 and identifiable assets by geographic area as of December 31, 1993, 1992 and 1991 is presented on page 39 of the Company's 1993 Annual Report to Stockholders, which information is incorporated herein by reference.

  The Company's sales or transfers between geographic areas were not significant in each of the three years ended December 31, 1993. Operating revenues from export sales to unaffiliated customers located outside the United States were less than 10% of the Company's consolidated sales and operating revenues in each of the three years ended December 31, 1993.

Exploration and Production

  International. The Company has interests in production sharing contracts with Pertamina, Indonesia's state oil company, for the exploration, development and production of oil and gas in two primary areas in the Java Sea--Southeast Sumatra and Northwest Java. These areas accounted for 93% of the Company's total net production of oil during 1993. The Company's working interest in the Southeast Sumatra production sharing contract under which it acts as operator is 55.7% and in the Northwest Java production sharing contract is 24.3%.

  The Indonesian production sharing contracts allow the Company to recover, subject to available production, tangible and intangible costs of exploration, intangible costs of production and operating costs on a current basis and tangible costs of production generally over a seven-year period. After recovery of those costs and fulfillment of a domestic market obligation for oil, the contractors currently receive 34% of the oil produced and 79.5% of the gas produced, before Indonesian taxes, the statutory rate for which is 56%. The Southeast Sumatra and Northwest Java production sharing contracts extend to 2018 and 2017, respectively.

  Gas projects are progressing in both the Northwest Java and Southeast Sumatra contract areas. In 1992, ARCO, the operator under the Northwest Java production sharing contract, began developing gas reserves. Production from this project began delivery to Jakarta in September 1993 and the objective of the project is to attain a production level of 260 Mmcf per day (gross) in 1994. In Southeast Sumatra by year-end 1993, the Company had certified 290 Bcf of gross gas reserves. The Company is negotiating with Pertamina for a gas sales contract to supply the Jakarta market by 1996.

  In May 1993, the Company announced its intention to seek buyers for its interest in the Northwest Java contract area. In September 1993, the Company announced that it had rejected as inadequate bids received for such sale. The Company is continuing to pursue a sale of all or part of its interest in this area along with other possible asset sales.

  The Company is the operator of and has a 35% working interest in the Block 16 project in eastern Ecuador which is expected to begin production in early 1994. Average production for 1994 is expected to be approximately 30,000 gross barrels per day. The Company plans to spend approximately $50 million on the Block 16 project in 1994 compared to $108.8 million spent in 1993.

  In the Surubi Field of the Mamore-1 Block in Bolivia, production has begun from three wells. Proven Surubi area gross reserves are estimated at 25 million barrels out of a potential 50 to 100 million barrels. Current production from the block is approximately 2,500 barrels of oil per day. The Company is the operator of the Mamore Block and has a 100% working interest in the concession. The Company is awaiting final government approval of a transportation and sale agreement under which it will sell oil to the Bolivian market and/or transport oil for export and under which it will receive capacity guarantees in the existing pipeline infrastructure.

  During 1993, the Company completed drilling of the Volcanera 1 well located on the Recetor Block, one of the Company's contract areas in Colombia. Testing operations ceased in September 1993 and the well was suspended pending further evaluation. In 1993, the Company began drilling the Liria 1 well, also on the Recetor Block. Effective November 1, 1993, the Company transferred its 53.33% interest in the Recetor Block to BP Exploration Company (Colombia) Ltd., one of its partners in the Block. Under the transfer agreement, the Company retained a 4.50% overriding royalty from total production and received a $10 million payment. The override is subject to reduction to 2.25% should Ecopetrol, the Colombian national oil company, elect to participate in the Recetor Association Contract pursuant to a declaration of commerciality. In August 1993, the Company farmed out 40% of its 100% interest in the Chimichagua Association Contract and, in January 1994, the Company relinquished its rights to the Tierra Negra Association Contract.

  In November 1993, the Company announced the signing of a contract in which it has a 95% interest for the Quiriquire Unit in Venezuela with Lagoven, an affiliate of Petroleos de Venezuela, S.A. The Quiriquire Unit currently produces slightly less than 1,000 barrels per day of crude oil. The Company's three-year plan includes a field reactivation program and the drilling of two delineation wells. The Company has executed a letter of intent to convey a 45% interest in the Quiriquire Unit to a third party, subject to government approval.

  During 1993, the Company also conducted geological and geophysical work in other countries including Tunisia, Ethiopia, Bulgaria, Madagascar and Slovakia. During 1994, however, the Company plans total domestic and international program spending in the amount of approximately $212 million, substantially below the levels of 1990 through 1993. Consequently, during the year, the Company intends to focus its international efforts primarily on its present interests in Indonesia, Ecuador, Bolivia and Venezuela, while reducing its activities outside these areas.

  The Company's foreign petroleum exploration, development and production activities are subject to political and economic uncertainties, expropriation of property and cancellation or modification of contract rights, foreign exchange restrictions and other risks arising out of foreign governmental sovereignty over the areas in which the Company's operations are conducted, as well as risks of loss in some countries due to civil strife, guerrilla activities and insurrection.

  Domestic. The Company currently focuses its domestic exploration and production efforts in the Anadarko Basin in the Texas Panhandle and western Oklahoma and the Texas and Louisiana offshore and onshore Gulf Coast areas. In addition, the Company has substantial investments in natural gas gathering systems in the Texas Panhandle and western Oklahoma which are used to aggregate gas produced and purchased by the Company for processing and resale.

  In the Mid-Continent area in 1993, the Company completed construction on and placed into operation its new gas processing plant in the Texas Panhandle. It is currently processing at capacity and uses cold-box technology allowing more efficient recovery of natural gas liquids and recovery of helium.

  The Company acts as a general partner and operates in federal waters offshore Texas and Louisiana through a master limited partnership, Diamond Shamrock Offshore Partners Limited Partnership (the "Partnership"). The aggregate ownership interest of the Company in the Partnership, comprised of a 1% general partnership interest and units of limited partnership interest, was approximately 87.1% at December 31, 1993. The Company's ownership interest in the Partnership is reflected in the information regarding the Company's oil and gas operations included in this report. During 1994, the Partnership's emphasis in program spending will be on existing fields to maintain production levels.

Oil and Gas Operations

  Average sales prices and production costs of crude oil and natural gas produced by geographic area for the three years ended December 31, 1993 were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1993    1992    1991
                                                        ------- ------- -------
UNITED STATES
  Average Sales Price
    Crude Oil (per barrel).............................  $16.99  $18.28  $19.49
    Natural Gas Liquids (per barrel)...................  $11.08  $11.51  $12.16
    Natural Gas Sold (per Mcf)(a)......................  $ 2.13  $ 1.80  $ 1.66
    Natural Gas Produced (per Mcf)(b)..................  $ 2.26  $ 2.04  $ 1.90
  Average Production Cost (per barrel)(c)..............  $ 3.22  $ 2.91  $ 3.04
INDONESIA
  Average Sales Price
    Crude Oil (per barrel).............................  $17.31  $18.40  $19.59
    Natural Gas Liquids (per barrel)...................  $10.57  $11.93  $10.36
    Natural Gas Sold (per Mcf)(a)......................  $ 1.30  $ 0.20  $ 0.20
    Natural Gas Produced (per Mcf)(b)..................  $ 2.35  $ 1.50  $ 1.46
  Average Production Cost (per barrel)(c)..............  $ 6.53  $ 6.10  $ 5.47

- --------
(a) The average natural gas price for sales volumes is derived from the total net sales value for all natural gas sold, including residue gas remaining after the removal of natural gas liquids, divided by the annual natural gas sales volume.
(b) The average natural gas price for produced volumes is calculated by dividing the total net value received from the sale of natural gas and natural gas liquids by the annual natural gas production volume.
(c) Production or lifting cost is exclusive of depreciation and depletion applicable to capitalized lease acquisition, exploration and development expenditures. Average production costs are calculated by dividing total costs by the sum of crude oil and equivalent barrels of oil for natural gas production. Gas volumes produced were converted to equivalent barrels of oil by dividing the Mcf volume by six. Six Mcf of gas have approximately the heating value of one barrel of crude oil.

  The Company periodically hedges against the effects of fluctuations in the prices of natural gas through price swap agreements. A hedging program which began with June 1993 production covered an average of 50% of United States production. It has been extended through 1994 but may cover a larger portion of production during the year.

  Information regarding the Company's oil and gas producing activities for 1993, 1992 and 1991 is set forth on pages 52 through 56 of the Company's 1993 Annual Report to Stockholders, which information is incorporated herein by reference. The Company's estimates of its net interests in proved reserves are based upon records regularly prepared and maintained by its engineers. In 1993, the Company and the Partnership each filed estimates of certain of its proved reserves of crude oil and natural gas in the United States at December 31, 1992 with the United States Department of Energy. The total reserve estimates included therein do not differ by more than 5% from the total reserve estimates for the comparable period for the same reserves included in the Company's filings with the Securities and Exchange Commission.

  The following table shows the Company's average daily sales and net production (after deducting royalty and operating interests of others) by geographic area for the three years ended December 31, 1993.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1993    1992    1991
                                                         ------- ------- -------
UNITED STATES
  Average Daily Production
    Crude Oil (M barrels)...............................     4.9     5.7     9.9
    Natural Gas (Mmcf)(a)...............................     208     227     238
  Average Daily Sales
    Natural Gas Liquids (M barrels).....................     7.6     8.9     8.8
    Natural Gas (Mmcf)(b)...............................     181     200     207
INDONESIA
  Average Daily Production
    Crude Oil (M barrels)...............................    62.4    61.9    67.4
  Average Daily Sales
    Natural Gas Liquids (M barrels).....................     1.5     1.6     1.4
    Natural Gas (Mmcf)..................................      13       8       7

- --------
(a) Reflects the average amount of daily wellhead production.
(b) Average daily sales volumes for natural gas production, reduced, in those cases where the gas is processed for extraction of natural gas liquids, by the shrinkage resulting therefrom.

  In addition to gathering and processing a substantial part of the Company's own natural gas, the Company also purchases natural gas, primarily in the Texas Panhandle and western Oklahoma, for resale. The majority of this natural gas is processed through the Company's processing facilities. The table below reflects the average daily sales and average sales price received for such purchased natural gas and the natural gas liquids extracted in processing during 1993, 1992 and 1991.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1993    1992    1991
                                                        ------- ------- -------
Average Sales Price
 Natural Gas Liquids (per barrel)......................  $11.19  $11.13  $12.04
 Natural Gas (per Mcf).................................  $ 1.99  $ 1.70  $ 1.51
Average Daily Sales
 Natural Gas Liquids (M barrels).......................     9.8     9.0     7.9
 Natural Gas (Mmcf)....................................     184      80      61

  The following tables set forth information regarding the Company's wells and leasehold acres. "Gross" wells or acres are the total number of wells or acres in which the Company owns any interest. "Net" wells or acres are the sum of the fractional working interests the Company owns in gross wells or acres. "Productive" wells are either producing wells or wells capable of commercial production although currently shut-in. One or more completions ("multiple completions") in the same bore hole are counted as one well.

  At December 31, 1993, total gross and net productive oil and gas wells, including multiple completions, by geographic area were as follows:

                                                                    GROSS  NET
                                                                    ----- ------
Oil Wells Owned
 United States.....................................................  652   312.6
 Indonesia......................................................... 1000   363.8
 South America.....................................................    4     4.0
                                                                    ----  ------
    Total.......................................................... 1656   680.4
                                                                    ====  ======
Gas Wells Owned
 United States..................................................... 1457  1098.2
 Indonesia.........................................................   13     3.7
                                                                    ----  ------
    Total.......................................................... 1470  1101.9
                                                                    ====  ======
Multiple Completions
 United States.....................................................   71    54.9
 Indonesia.........................................................  100    24.3
                                                                    ----  ------
    Total..........................................................  171    79.2
                                                                    ====  ======

  At December 31, 1993, total gross and net developed and undeveloped acreage by geographic area was as follows:

                                                                   SOUTH AMERICA
                                                UNITED               AND OTHER
                                                STATES   INDONESIA    FOREIGN
                                               --------- --------- -------------
 GROSS ACRES
Developed Acres...............................   576,417   141,063       3,954
Undeveloped Acres.............................   831,780 8,135,862  48,607,479
                                               --------- ---------  ----------
    Total..................................... 1,408,197 8,276,925  48,611,433
                                               ========= =========  ==========
 NET ACRES
Developed Acres...............................   452,134    53,426       3,954
Undeveloped Acres.............................   500,703 2,944,845  47,810,721
                                               --------- ---------  ----------
    Total.....................................   952,837 2,998,271  47,814,675
                                               ========= =========  ==========

  Drilling activities of the Company for the three years ended December 31, 1993 are summarized by geographic area in the following table:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1993    1992    1991
                                                         ------- ------- -------
UNITED STATES
 Net Exploratory Wells Drilled
  Productive............................................     1.7       0     5.0
  Dry...................................................     1.9     1.2     5.9
                                                         ------- ------- -------
    Total...............................................     3.6     1.2    10.9
                                                         ======= ======= =======
 Net Development Wells Drilled
  Productive............................................    20.2    10.3    17.5
  Dry...................................................     2.2     1.7     3.9
                                                         ------- ------- -------
    Total...............................................    22.4    12.0    21.4
                                                         ======= ======= =======
INDONESIA
 Net Exploratory Wells Drilled
  Productive............................................       0       0       0
  Dry...................................................       0     1.1      .6
                                                         ------- ------- -------
    Total...............................................       0     1.1      .6
                                                         ======= ======= =======
 Net Development Wells Drilled
  Productive............................................    20.9    16.4    26.9
  Dry...................................................     9.1     3.5     6.3
                                                         ------- ------- -------
    Total...............................................    30.0    19.9    33.2
                                                         ======= ======= =======
SOUTH AMERICA AND OTHER FOREIGN
 Net Exploratory Wells Drilled
  Productive............................................     2.0       0       0
  Dry...................................................     2.1     2.5     1.5
                                                         ------- ------- -------
    Total...............................................     4.1     2.5     1.5
                                                         ======= ======= =======
 Net Development Wells Drilled
  Productive............................................     2.0       0       0
  Dry...................................................       0       0       0
                                                         ------- ------- -------
    Total...............................................     2.0       0       0
                                                         ======= ======= =======

  At December 31, 1993, the Company was participating in the drilling of 10 gross and 4.1 net wells in the United States, 5 gross and 1.8 net wells in Indonesia and 2 gross and 1.3 net wells in areas outside the United States other than Indonesia.

 Competition and Markets

  The primary markets for the Company's Indonesian oil production are the Pacific Rim countries, including Japan, China and Indonesia. The increasing environmental consciousness of this region has resulted in premium prices for low sulfur oil such as that produced from the Southeast Sumatra and Northwest Java areas. The Company has ongoing business relationships with government oil companies, utilities, refiners and trading companies which are expected to continue to facilitate sales in this area. The Company is preparing for the sales of new production in Ecuador, primarily focusing on customers in the United States.

  The Company believes that the long-term potential for growth in natural gas demand in North America remains high due to environmental awareness and price advantages; however, market prices remain extremely volatile, with weather and regional supply and demand imbalances causing the potential for large monthly price swings. The Company has concentrated its domestic natural gas production in two core areas--the Mid-Continent area of the Texas Panhandle and western Oklahoma and the Texas and Louisiana onshore and offshore Gulf Coast areas. The Company has been able to realize premium prices by focusing its marketing efforts in these areas and by aggregating supply, thereby offering large volumes backed by diverse supply sources. Approximately 43% of the Company's gas sales in 1993 were made directly to local gas distribution companies and industrial users.

  The Company, as do other independent exploration and production companies, sells crude oil and natural gas to a wide number of customers, including refineries and other industrial consumers, gas transmission companies and utilities. Oil and gas are essentially commodities and the Company's production represents only a small fraction of the total world markets for oil and natural gas. As a result, the prices the Company receives depend primarily on the relative balance between supply and demand in these markets.

  The world oil market continues to be subject to uncertainty. Iraq has not yet resumed oil sales due to its failure to agree to United Nations imposed conditions on such sales, but the possibility of renewed Iraqi production continues to overhang the market. Oil prices have recently decreased primarily due to additional availabilities from non-OPEC countries and excessive OPEC production coupled with limited demand growth in developed countries.

 Health, Safety and Environmental Controls

  Federal, state and local laws and regulations relating to health and environmental quality in the United States as well as environmental laws and regulations of other countries in which the Company operates affect nearly all of the operations of the Company. These laws and regulations set various standards regulating certain aspects of health and environmental quality, provide for penalties and other liabilities for the violation of such standards and establish in certain circumstances obligations to remediate current and former facilities and off-site locations. In addition, especially stringent measures and special provisions may be appropriate or required in environmentally sensitive foreign areas of operation, such as those in Ecuador.

  Many of the Company's United States operations are subject to requirements of the Oil Pollution Act of 1990, the Safe Drinking Water Act, the Clean Water Act, the Clean Air Act (as amended in 1990), the Occupational Safety and Health Act and other federal, as well as state, laws. These laws typically require compliance with associated regulations and permits and provide for the imposition of penalties for noncompliance. For example, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and certain state laws and regulations thereunder require and address the cleanup of deposits and spills of hazardous substances and the monitoring and maintaining of closed hazardous waste disposal sites. The Clean Air Act Amendments of 1990 may benefit the Company's business by increasing the demand for natural gas as a clean fuel.

  The Company accepts the Environmental Mission and Guiding Environmental Principles of the American Petroleum Institute and believes that its policies and procedures in the area of pollution control, product safety and occupational health are adequate to prevent unreasonable risk of environmental and other damage, and of resulting financial liability, in connection with its business. Some risk of environmental and other damage is, however, inherent in particular operations of the Company and, as discussed below, the Company has certain potential liabilities associated with former operations. The Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or enforced. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could in the future require material expenditures by the Company for the installation and operation of systems and equipment for remedial measures and in certain other respects.

  In connection with the sale of the Company's chemical subsidiary, Diamond Shamrock Chemicals Company ("Chemicals"), to Occidental Petroleum Corporation ("Occidental") in 1986, the Company agreed to indemnify Chemicals and Occidental from and against certain liabilities relating to the business or activities of Chemicals prior to the September 4, 1986 closing date (the "Closing Date"), including certain environmental liabilities relating to certain chemical plants and waste disposal sites used by Chemicals prior to the Closing Date.

  In addition, the Company agreed to indemnify Chemicals and Occidental for 50% of certain environmental costs incurred by Chemicals for which notice is given to the Company within 10 years after the Closing Date on projects involving remedial activities relating to chemical plant sites or other property used in the conduct of the business of Chemicals as of the Closing Date and for any period of time following the Closing Date, with the Company's aggregate exposure for this cost sharing being limited to $75 million. The total expended by the Company under this sharing arrangement was about $24.7 million as of December 31, 1993.

  In connection with the spin-off of Diamond Shamrock R&M, Inc., now known as Diamond Shamrock, Inc. ("DSI") in 1987, the Company and DSI agreed to share the costs of losses (other than product liability) relating to businesses disposed of prior to the spin-off, including Chemicals. Pursuant to this cost-sharing agreement, the Company bore the first $75 million of such costs and DSI bore the next $37.5 million. Under the arrangement, such ongoing costs are now borne one-third by DSI and two-thirds by the Company. This will continue until DSI has borne an additional $47.5 million, following which such costs will be borne solely by the Company. As of January 1, 1994, DSI's remaining responsibility is approximately $29.4 million.

  In 1993, the Company spent $14.9 million in environmental related expenditures in its oil and gas operations, mainly attributable to the installation of environmental control equipment for the Sunray gas plant and the gas project in Northwest Java. Expenditures in 1994 are expected to be approximately $9 million.

  The Company's total expenditures for environmental compliance for disposed of businesses, including Chemicals, were $36.3 million in 1993, $11.4 of which was recovered from DSI under the above described cost-sharing agreement. Those expenditures are projected to be at approximately $21 million in 1994 after recovery from DSI under such agreement.

  The insurance companies that wrote Chemicals' and the Company's primary and excess insurance during the relevant periods have to date refused to provide coverage for most of Chemicals' or the Company's cost of the personal injury and property damage claims related to environmental claims, including remedial activities at chemical plant sites and disposal sites. In two actions filed in New Jersey state courts, the Company has been conducting litigation against all of these insurers for declaratory judgments that it is entitled to coverage for certain of these claims. In 1989, the trial judge in one of the New Jersey actions ruled that there is no insurance coverage with respect to the claims related to the Newark plant (discussed below). The trial court's decision was upheld on appeal and that action is now ended. The other suit, which is pending, covers disputes with respect to insurance coverage related to certain other environmental matters.

  Newark, New Jersey. A consent decree, previously agreed upon by the U.S. Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection and Energy (the "DEP") and Occidental, as successor to Chemicals, was entered in 1990 by the United States District Court of New Jersey and requires implementation of a remedial action plan at Chemicals' former Newark, New Jersey agricultural chemicals plant. Engineering, which will include an engineering estimate of the cost of construction, is progressing. Construction will follow, which is expected to be completed within four years. The work is being supervised and paid for by the Company pursuant to its above described indemnification obligation to Occidental.

  Studies have indicated that sediments of the Newark Bay watershed, including the Passaic River adjacent to the plant, are contaminated with hazardous chemicals from many sources. Studies performed by the Company and others suggest that contaminants historically discharged by the Newark plant are buried under several feet of more recent sediment deposits and are not moving. The Company has been negotiating with the EPA to conduct further testing and studies to characterize contaminated sediment in a six-mile portion of the Passaic River near the plant site. The Company has been conducting similar studies under its own auspices for several years. Until these studies are completed and evaluated, the Company cannot reasonably forecast what regulatory program, if any, will be proposed for the Newark Bay watershed.

  Hudson County, New Jersey. Until 1972, Chemicals operated a chromium ore processing plant at Kearny, New Jersey. According to the DEP, wastes from these ore processing operations were used as fill material at sites in Hudson County.

  As a result of negotiations between the Company (on behalf of Occidental) and the DEP, Occidental signed an administrative consent order with the DEP in 1990 for investigation and remediation work at certain chromite ore residue sites in Kearny and Secaucus, New Jersey. The work is being performed by the Company on behalf of Occidental, and the Company is funding Occidental's share of the cost of investigation and remediation of these sites and is currently providing financial assurance for performance of the work in the form of a $20 million letter of credit. This financial assurance may be reduced with the approval of the DEP following any annual cost review. While the Company has participated in the cost of studies and is implementing interim remedial actions and conducting remedial investigations and feasibility studies, the ultimate cost of remediation cannot be estimated at this time.

  Painesville, Ohio. From about 1912 until 1977, Chemicals operated manufacturing facilities in Painesville, Ohio. The operations over the years involved several discrete but contiguous plant sites over an area of several hundred acres between Lake Erie, on the north, and the Grand River, on the south. There was also some waste handling in certain areas just south of the Grand River. The primary area of concern historically has been Chemicals' former chromite ore processing plant (the "Chrome Plant"). For many years, the area of the Chrome Plant has been under the administrative control of the EPA pursuant to an administrative consent order under which Chemicals is required to maintain a clay cap over the area and to conduct certain ground water and surface water monitoring. Many other areas have previously been clay-capped and one specific area, which was a waste disposal area from the mid-1960s until the 1970s, has been encapsulated and is being controlled and monitored. In spite of these many remedial, maintenance and monitoring activities, the former Painesville plant areas have been proposed for listing on the National Priority List under CERCLA. Discussions are underway among the Company, EPA and Ohio Environmental Protection Agency ("Ohio EPA") concerning the appropriate scope and nature of any further investigation or remediation that may be required. No estimate can be made at this time of the ultimate cost of investigation and any further remediation.

  Other Former Plant Sites. Environmental remediation programs are in place at all other former plant sites where material remediation is required in the opinion of the Company. Former plant sites where remediation has been completed are being maintained and monitored to insure continued compliance with applicable laws and regulatory programs.

  Third Party Sites. Chemicals has also been designated as a potentially responsible party ("PRP") by the EPA under CERCLA with respect to a number of third party sites, primarily off of the Company's properties, where hazardous substances from Chemicals' plant operations allegedly were disposed of or have come to be located. Numerous PRPs have been named at substantially all of these sites. At several of these, Chemicals has no known exposure. Although PRPs are almost always jointly and severally liable for the cost of investigations, cleanups and other response costs, each has the right of contribution from other PRPs and, as a practical matter, cost sharing by PRPs is usually effected by agreement among them. Accordingly, the ultimate cost of these sites and Chemicals' share of the costs thereof cannot be estimated at this time, but is not expected to be material except possibly as a result of the matters described below.

  1. Fields Brook; Ashtabula, Ohio. At the time that Chemicals was sold to Occidental, Chemicals operated a chemical plant at Ashtabula, Ohio which discharges into Fields Brook. Occidental has continued to operate the Ashtabula plant. In 1986, Chemicals was formally notified by the EPA that it was a PRP for the Fields Brook site. The site is defined as Fields Brook, its tributaries and surrounding areas within the Fields Brook watershed. At least 15 other companies are presently considered to be financially responsible PRPs. In 1986, the EPA estimated the cost of sediment remediation at the site would be $48.4 million. Some of the PRPs, including Occidental, have entered into an allocation agreement for sharing the costs of a portion of the work ordered by the EPA. Under the agreement, the costs attributable to Occidental for Chemicals' ownership of the Ashtabula plant would be less than five percent of the total, assuming all viable PRPs were to participate.

  In 1990, the Ohio EPA, as state trustee for natural resources under CERCLA, advised previously identified PRPs, including Chemicals, that the Ohio EPA intended to conduct a Natural Resource Damage Assessment of the Fields Brook site to calculate a monetary value for injury to surface water, groundwater, air, biological and geological resources at the site.

  Although Fields Brook empties into the Ashtabula River which flows into Lake Erie, it is not known to what extent, if any, the EPA will propose remedial action beyond Fields Brook for which the Fields Brook PRPs might be asked to bear some share of the costs. Until all preliminary studies have been completed and negotiated or judicial allocations have been made, it is not possible to estimate what the response costs, response activities or natural resource damages may be for Fields Brook or related areas, the parties responsible therefor or their respective shares. It is the Company's position that costs attributable to the Ashtabula plant fall under the Company's above-described cost sharing arrangement with Occidental under which the Company bears one-half of certain costs up to an aggregate dollar cap. Occidental, however, is contending that it is entitled to full indemnification from the Company for such costs, and the outcome of this dispute cannot be predicted.

  2. French Limited Disposal Site; Crosby, Texas. The PRPs, including Chemicals represented by the Company, entered into a consent decree and a related trust agreement with the EPA with respect to this disposal site. The consent decree has been entered by the federal court as a settlement of the EPA's claim for remedial action. The estimated cost of future remediation is approximately $20 million, of which Chemicals' share is expected to be approximately five percent.

  3. SCP/Carlstadt Site; Carlstadt, New Jersey. Chemicals' share of remedial costs at this CERCLA site would be approximately one percent, based on relative volume of waste shipped to the site. A partial remedial investigation and feasibility study conducted by the PRPs (including Chemicals represented by the Company), a draft of which was submitted to the EPA in 1989, recommended a $20 million interim remedial project to address surface and soils cleanup, but did not address any offsite issues. This interim remedy has now been implemented by the PRPs but no estimate can be made at this time of ultimate costs of remediation.

  4. Chemical Control Site; Elizabeth, New Jersey. The DEP has demanded of PRPs (including Chemicals) reimbursement of the DEP's alleged $26 million in past costs for its partial cleanup of this site. The PRPs and the EPA have settled the federal claims for cost recovery and site remediation, and remediation is now complete. Chemicals' share of any money paid to the DEP for its claim will be approximately two percent based on the previous allocation formula.

 Employees

  As of December 31, 1993, the Company had approximately 2,572 employees.

ITEM 3. LEGAL PROCEEDINGS.

  See the heading "Health, Safety and Environmental Controls" under "Items 1 and 2. Business and Properties." of this report for a description of certain legal proceedings, which description is incorporated herein by reference.

  The Company is involved in various other legal proceedings incidental to its business, the outcome of any of which should not have a material adverse effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

  Inapplicable.

 Executive Officers of the Company

  The following table sets forth certain information as of March 1, 1994 concerning the executive officers of the Company.

                                                                        SERVED
                                                                         AS AN
                                                                        OFFICER
            NAME                    POSITION WITH THE COMPANY       AGE  SINCE
            ----                    -------------------------       --- -------
C. L. Blackburn.............. Chairman, President and Chief          66  1986
                               Executive Officer
M. C. Forrest................ Vice Chairman and Chief Operating      60  1992
                               Officer
S. G. Crowell................ Senior Vice President, Operations      46  1987
G. W. Pasley................. Senior Vice President, Operations      43  1989
N. D. Rietman................ Senior Vice President, Production      60  1987
M. A. Schuepbach............. Senior Vice President, Exploration     49  1987
L. E. Ardila................. Vice President, Exploration            53  1993
W. H. Bagley................. Vice President, Drilling and           46  1987
                               Construction
M. J. Barron................. Vice President, Treasurer and Chief    44  1991
                               Financial Officer
J. W. Blankenship............ Vice President, Hydrocarbon Marketing  49  1992
G. R. Brown.................. Vice President and Controller          51  1987
M. J. Gentry................. Vice President, Human Resources and    42  1991
                               General Services
M. Middlebrook............... Vice President and General Counsel     58  1984
E. J. Ritchie................ Vice President, Exploration            49  1993
D. E. Vandenberg............. Vice President, Engineering and        50  1992
                               Development

  Officers are elected annually by the Board of Directors and may be removed at any time by the Board. There are no family relationships among the executive officers listed and there are no arrangements or understandings pursuant to which any of them were elected as officers. Each of the officers named above has been employed by the Company during the last five years with responsibilities of the general nature indicated by his title, except as set forth below.

  Mr. Forrest joined the Company in 1992 as special assistant to the Chairman and later that year was elected Vice Chairman and Chief Operating Officer. Prior to 1992, he was with Shell U.S.A. for more than five years, last serving as President of its subsidiary, Pecten International Company.

  Mr. Crowell joined the Company in 1976 as a geophysicist. Since such time, he has held various positions with the Company, including Senior Vice President, North American Exploration and Production, and Vice President, Administration. Mr. Crowell was named Senior Vice President, Operations, in 1992.

  Mr. Pasley joined the Company in 1984 as Associate Director of Investor Relations. Since such time, he has held various positions with the Company, including Director of Communications, Vice President, Human Resources and Senior Vice President, International. Mr. Pasley was named Senior Vice President, Operations, in 1992.

  Mr. Ardila was elected Vice President, Exploration, in October 1993. Mr. Ardila joined the Company in 1979 as a Senior Geologist in Jakarta and has held various positions with the Company since such time, including Exploration Manager in Indonesia and Exploration Manager, Latin America and Far East, in Dallas. His present position pertains to the Company's South American exploration efforts.

  Mr. Barron was elected Vice President, Treasurer and Chief Financial Officer of the Company in 1991. Mr. Barron joined Natomas Company in 1982 as a Project Manager. Natomas Company was acquired by the Company in 1983 and Mr. Barron has held various positions with the Company, including Director of Strategic Planning and Assistant Treasurer, since such time.

  Mr. Blankenship was elected Vice President, Hydrocarbon Marketing, in April 1993. Mr. Blankenship joined Natomas Company in 1983 as Senior Manager of Research. Natomas Company was acquired by the Company in the same year and Mr. Blankenship has held various positions with the Company, including Vice President, Economics and Contracts, since such time.

  Mr. Gentry was elected Vice President, Human Resources and General Services, in 1991. Mr. Gentry joined the Company in 1975 and has held various positions with the Company, including Associate Director of Management Information Systems Operations, Assistant Treasurer and General Manager of Human Resources, since such time.

  Mr. Vandenberg joined the Company in 1990 as Production Engineer in Jakarta, Indonesia. He served as Production and Acquisition Manager for Kilroy Company of Texas from 1988 to 1990. Mr. Vandenberg was elected Vice President, Engineering and Development, in 1992.

  Mr. Rietman retires in March 1994.

  A new organizational structure will become effective March 31, 1994. The position of Vice Chairman will be eliminated and Mr. Forrest will become Senior Vice President, Business Development. Mr. Crowell will become Senior Vice President, Producing Operations and Mr. Pasley will become Senior Vice President, Finance and Administration and Chief Financial Officer. After the restructuring becomes effective, Messrs. Barron, Brown, Gentry and Middlebrook will be the only other Vice Presidents.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The principal United States market on which the Common Stock is traded is the New York Stock Exchange. The Common Stock is also listed and traded on the Pacific Stock Exchange, the Basel Stock Exchange (Switzerland), the Geneva Stock Exchange (Switzerland) and the Zurich Stock Exchange (Switzerland). The high and low sales prices for the Common Stock for each full quarterly period during 1993 and 1992 as reported on the New York Stock Exchange Composite Tape are set forth on page 58 of the Company's 1993 Annual Report to Stockholders, which information is incorporated herein by reference.

  The approximate number of record holders of Common Stock at December 31, 1993 was 35,619.

  The Company paid no dividends on its Common Stock during 1993 and 1992. Cash flows are currently being dedicated to exploration and development projects rather than to the payment of dividends on Common Stock. The Company intends to continue paying regular quarterly dividends on its $4.00 Cumulative Convertible Preferred Stock, $9.75 Cumulative Convertible Preferred Stock and $2.50 Cumulative Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA.

  The information required by this item appears on page 57 of the Company's 1993 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information required by this item appears on pages 26 through 32 of the Company's 1993 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item appears on pages 33 through 49 and pages 52 through 59 of the Company's 1993 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  With the exception of the information provided below as to Darrell L. Black, the information required by this item with respect to the directors of the Company appears on pages 2 through 6 of the definitive proxy statement of the Company relating to the Company's 1994 Annual Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, under the captions "Nominees for Election at Annual Meeting," "Present Directors Whose Terms Continue After Annual Meeting," and "Director Proposed By Prudential" which information is incorporated herein by reference. Darrell L. Black, aged 70, has served as a director of the Company since 1989. His current term expires on the date of the Company's annual meeting, May 11, 1994, and Mr. Black will retire as a director of the Company as of such date pursuant to the Board's retirement policy that a director shall not be nominated or stand for reelection to the Board after age 70. Information concerning the Company's executive officers is set forth under the caption "Executive Officers of the Company" in Part I above.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this item appears under the captions "Director Compensation," "Executive Officer Compensation," and "Termination of Employment and Change In Control Arrangements" in the definitive proxy statement of the Company relating to the Company's 1994 Annual Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item appears under the caption "Beneficial Ownership of Securities" in the definitive proxy statement of the Company relating to the Company's 1994 Annual Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item appears under the caption "Certain Transactions and Relationships" in the definitive proxy statement of the Company relating to the Company's 1994 Annual Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Documents filed as part of this report:

    (1) Financial Statements--The following financial statements have been incorporated by reference to pages 33 through 49 and pages 52 through 59 of the Company's 1993 Annual Report to Stockholders:

    Consolidated Statement of Operations for the three years ended December 31, 1993.

    Consolidated Balance Sheet at December 31, 1993 and 1992.

    Consolidated Statement of Cash Flows for the three years ended December 31, 1993.

    Notes to Consolidated Financial Statements.

    Report of Independent Accountants.

    Supplementary Financial Information (unaudited).

    Quarterly Data (unaudited).

    (2) Financial Statement Schedules.

    Schedule V--Consolidated Properties and Equipment.

    Schedule VI--Consolidated Accumulated Depreciation and Depletion.

    Report of Independent Accountants on Financial Statement Schedules.

  All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or the Financial Summary.

  Condensed parent company financial information has been omitted, since the amount of restricted net assets of consolidated subsidiaries does not exceed 25% of total consolidated net assets. Also, footnote disclosure regarding restrictions on the ability of both consolidated and unconsolidated subsidiaries to transfer funds to the parent company has been omitted since the amount of such restrictions does not exceed 25% of total consolidated net assets.

  The Company has computed the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends for the year ended December 31, 1993 to be 1.50 and less than one, respectively, on a consolidated basis. Earnings were inadequate to cover combined fixed charges and preferred stock dividends for such year by $7.8 million. For the purposes of these computations, earnings consist of income before income taxes and fixed charges (excluding interest capitalized, net of amortization). Fixed charges represent interest incurred, amortization of debt expense and that portion of rental expense deemed to be the equivalent of interest.

    (3) Exhibits.

  Each document marked by an asterisk is incorporated herein by reference to the designated document previously filed with the Securities and Exchange Commission (the "Commission"). Each of Exhibits Nos. 10.1 through 10.17 is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit hereto by Item 14(c) of Form 10-K.

    3.(i)  --Restated Certificate of Incorporation of the Company (Exhibit
           3.(i) to the Company's Current Report on Form 8-K dated January
           24, 1994).*
    3.(ii) --By-Laws of the Company (Exhibit 3.2 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1992 [the
           "1992 Form 10-K"]).*
    4.1    --Indenture dated as of April 1, 1978 between Diamond Shamrock
           Corporation ("Diamond") and Mellon Bank, N.A. relating to
           Diamond's $150,000,000 8 1/2% Sinking Fund Debentures due April 1,
           2008 (Exhibit 4.1 to the 1992 Form 10-K).*
    4.2 --First Supplemental Indenture dated as of January 26, 1984 among the Company, Diamond Shamrock Chemicals Company ("Chemicals") and
           Mellon Bank, N.A. supplementing the Indenture described in Exhibit
           4.1 above (Exhibit 4.2 to the 1992 Form 10-K).*
    4.3    --Tri Party Agreement dated January 24, 1993 appointing Chemical
           Bank as successor trustee under the Indenture described in Exhibit
           4.1 above (Exhibit 4.3 to the Company's Current Report on Form 8-K dated January 12, 1994 [the "January 12 Form 8-K"]).*
    4.4    --Indenture dated as of May 1, 1983 between Diamond and Mellon
           Bank, N.A. relating to unspecified Debt Securities of Diamond
           (Exhibit 4.4 to the 1992 Form 10-K).*
    4.5 --Resolutions of the Board of Directors of Diamond supplementing the Indenture described in Exhibit 4.4 above and establishing terms and conditions of Diamond's $150,000,000
           11 1/4% Sinking Fund Debentures due May 1, 2013 (Exhibit 4.5 to the 1992 Form 10-K).*
    4.6 --First Supplemental Indenture dated as of January 26, 1984 among the Company, Chemicals and Mellon Bank, N.A. supplementing the
           Indenture and the resolutions described in Exhibits 4.4 and 4.5, respectively, above (Exhibit 4.6 to the 1992 Form 10-K).*

    4.7 --Tri Party Agreement dated January 12, 1994 appointing NationsBank of Texas, N.A. as successor trustee under the Indenture described in
         Exhibit 4.4 above (Exhibit 4.1 to the January 12 Form 8-K).*
    4.8 --Indenture dated as of November 1, 1985 between the Company and Mellon Bank, N.A. relating to unspecified Debt Securities of the Company (Exhibit 4.8 to the 1992 Form 10-K).*
    4.9 --Resolutions of an ad hoc committee of the Board of Directors of the Company supplementing the Indenture described in Exhibit 4.8 above and establishing terms and conditions of the Company's
         $150,000,000 11 1/2% Sinking Fund Debentures due November 15, 2015
         (Exhibit 4.9 to the 1992 Form 10-K).*
    4.10 --Tri Party Agreement dated January 12, 1994 appointing NationsBank of Texas, N.A. as successor trustee under the Indenture described in
         Exhibit 4.8 above (Exhibit 4.2 to the January 12 Form 8-K).*
    4.11 --Indenture dated as of April 1, 1988 between the Company and Chemical Bank relating to unspecified debt securities of the Company
         (Exhibit 4.11 to the 1992 Form 10-K).*
    4.12 --Officers' Certificate dated June 1, 1988 establishing a series of debt securities ($150,000,000 Medium-Term Notes, Series A) to be issued under the Indenture described in Exhibit 4.11 above (Exhibit
         4.12 to the 1992 Form 10-K).*
    4.13 --Indenture dated as of November 1, 1990 between the Company and Chemical Bank relating to unspecified debt securities of the Company
         (Exhibit 4.13 to the 1992 Form 10-K).*
    4.14 --Officers' Certificate dated February 13, 1991 establishing a series of debt securities ($150,000,000 Medium-Term Notes, Series B) to be issued under the Indenture described in Exhibit 4.13 above
         (Exhibit 4.14 to the 1992 Form 10-K).*
    4.15 --Officers' Certificate dated September 28, 1992 establishing a series of debt securities ($250,000,000 9 7/8% Notes Due 2002) to be issued under the Indenture described in Exhibit 4.13 above (Exhibit
         4.15 to the 1992 Form 10-K).*
    4.16 --Officers' Certificate dated January 26, 1993 establishing a series of debt securities ($100,000,000 9 1/2% Notes Due 2003) to be issued under the Indenture described in Exhibit 4.13 above (Exhibit 4.16 to the 1992 Form 10-K).*
    4.17 --Officer's Certificate dated June 30, 1993 establishing a series of debt securities ($150,000,000 Medium-Term Notes, Series C) to be issued under the Indenture described in Exhibit 4.13 above (Exhibit
         4 to the Company's Current Report on Form 8-K dated June 21, 1993).*
    4.18 --Officer's Certificate dated September 9, 1993 establishing a series of debt securities ($250,000,000 Medium-Term Notes, Series D) to be issued under the Indenture described in Exhibit 4.13 above
         (Exhibit 4 to the Company's Current Report on Form 8-K dated
         September 9, 1993).*
    4.19 --Officer's Certificate dated October 27, 1993 establishing a series of debt securities ($200,000,000 9 3/8% Notes due 2003) to be issued under the Indenture described in Exhibit 4.13 above (Exhibit 4 to the Company's Annual Report on Form 8-K dated October 20, 1993).*
    4.20 --Officer's Certificate dated January 18, 1994 establishing a series of debt securities ($60,000,000 9 3/8% Notes due 2003) to be issued under the Indenture described in Exhibit 4.13 (Exhibit 4 to the Company's Current Report on Form 8-K dated January 10, 1994).*
    4.21 --Preferred Stock Purchase Agreement dated February 1, 1987 (the
         "Preferred Stock Purchase Agreement") between the Company and The
         Prudential Insurance Company of America ("Prudential") (Exhibit 4.17 to the 1992 Form 10-K).*


    4.22 --Amendment dated February 8, 1987 to the Preferred Stock Purchase
         Agreement (Exhibit 4.18 to the 1992 Form 10-K).*
    4.23 --Registration Rights Agreement dated as of February 1, 1987 between the Company and Prudential (Exhibit 4.19 to the 1992 Form 10-K).*
    4.24 --Agreement dated April 12, 1990 amending the Preferred Stock
         Purchase Agreement (Exhibit 4.20 to the 1992 Form 10-K).*
    4.25 --Waiver of Certain Rights Relating to $9.75 Preferred Stock dated
         June 5, 1990 between the Company and Prudential (Exhibit 4.21 to the
         1992 Form 10-K).*
    4.26 --Waiver of Certain Equity Offering Rights dated April 12, 1990 between the Company and Prudential amending the Preferred Stock
         Purchase Agreement (Exhibit 4.22 to the 1992 Form 10-K).*
    4.27 --Warrant Certificate No. 1 dated October 10, 1992 issued to Kidder,
         Peabody Group Inc. for 8,000,000 warrants each representing the right to purchase from the Company on or prior to October 10, 1997 one share of common stock, $1.00 par value, of the Company at a price of $13.00 per share (Exhibit 4.23 to the 1992 Form 10-K).*
    4.28 --Registration Rights Agreement dated as of October 10, 1992 between
         Kidder, Peabody Group Inc. and the Company (Exhibit 4.24 to the 1992
         Form 10-K).*
   10.1  --1992 Director Stock Option Plan of the Company (Exhibit 4.1 to the
         Company's Form S-8 Registration Statement No. 33-55918).*
   10.2  --1992 Long-Term Incentive Plan of the Company (Exhibit 4.1 to the
         Company's Form S-8 Registration Statement No. 33-47538).*
   10.3  --1980 Long-Term Incentive Plan of the Company, as amended August
         31, 1983 (Exhibit 4.19 to Post Effective Amendment on Form S-8, amending the Company's Form S-14 Registration Statement No. 2-
         85403).*
   10.4  --1986 Long-Term Incentive Plan of the Company (Exhibit 4.1 to the
         Company's Form S-8 Registration Statement No. 33-6693).*
   10.5  --Amendment dated April 29, 1987 to the 1986 Long-Term Incentive
         Plan of the Company (Exhibit 4.2 to Post Effective Amendment No. 1 to the Company's Form S-8 Registration Statement No. 33-6693).*
   10.6  --Performance Incentive Plan of the Company, as amended effective
         January 1, 1986 (Exhibit 10.6 to the 1992 Form 10-K).*
   10.7 --Specimen copy of Change of Control Agreement between the Company and its executive officers (Exhibit 10.7 to the 1992 Form 10-K).*
   10.8 --Specimen copy of letter agreement between the Company and certain of its executive officers relating to 10 of the Agreements referred to in Exhibit 10.7 above (Exhibit 10.8 to the 1992 Form 10-K).*
   10.9 --Employee Shareholding and Investment Supplemental Benefits Plan of the Company, as amended and restated effective January 1, 1991
         (Exhibit 10.9 to the 1992 Form 10-K).*
   10.10 --Amendment effective as of January 1, 1994 to the plan described in
         Exhibit 10.9 above, filed herewith.
   10.11 --Specimen copy of disability benefit arrangement between the Company and its executive officers (Exhibit 10.10 to the 1992 Form
         10-K).*
   10.12 --Supplemental Executive Retirement Plan of the Company, effective
         May 1, 1987 (Exhibit 10.11 to the 1992 Form 10-K).*
   10.13 --Supplemental Executive Retirement Plan of the Company, effective
         March 1, 1990 (Exhibit 10.12 to the 1992 Form 10-K).*

   10.14 --Specimen copy of supplemental death benefit arrangement between the Company and its executive officers (Exhibit 10.13 to the 1992
         Form 10-K).*
   10.15 --Deferred Compensation Plan for Directors of the Company, revised as of April 30, 1991 (Exhibit 10.14 to the 1992 Form 10-K).*
   10.16 --Trust Agreement dated December 18, 1986 between the Company and
         Ameritrust Company National Association (Exhibit 10.15 to the 1992
         Form 10-K).*
   10.17 --Deferred Compensation Plan for Executives of the Company, effective September 28, 1993, filed herewith.
   10.18 --Distribution Agreement dated as of April 22, 1987 between the
         Company and Diamond Shamrock R&M, Inc. (Exhibit 10.23 to the 1992
         Form 10-K).*
   10.19 --Rights Agreement dated as of September 2, 1988 between the Company and AmeriTrust Company National Association (Exhibit 10.24 to the
         1992 Form 10-K).*
   10.20 --Stock Purchase Agreement by and among the Company and Occidental
         Petroleum Corporation, et. al. dated September 4, 1986 (Exhibit
         10.25 to the 1992 Form 10-K).*
   12.1  --Statement re Computation of Ratios, filed herewith.
   13.1 --Pages 25 through 59 of the 1993 Annual Report to Stockholders of the Company, filed herewith. (such pages are incorporated by reference and are identified by reference to page numbers in the text of this report on Form 10-K).
   21.1  --List of Subsidiaries of the Company, filed herewith.
   23.1  --Consent of Independent Accountants, filed herewith.
   24.1 --Powers of Attorney of directors and officers of the Company, filed herewith.
   99.1 --Certain portions of the definitive Proxy Statement of the Company relating to the Company's 1994 Annual Meeting of Stockholders filed with the Commission pursuant to Regulation 14A. (Such portions are incorporated by reference and are identified by reference to captions thereof in the text of this report on Form 10-K.)*

  (b) Reports on Form 8-K.

                                   ITEMS
            DATE OF REPORT       REPORTED
            --------------     -------------
            October 20, 1993   Items 5 and 7
            November 18, 1993  Items 5 and 7

                                   SCHEDULE V

                            MAXUS ENERGY CORPORATION
                     CONSOLIDATED PROPERTIES AND EQUIPMENT

                      THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN MILLIONS)

                                        OIL & GAS
                               ----------------------------
                                 PROVED    UNPROVED
                               PROPERTIES PROPERTIES OTHER   CORPORATE  TOTAL
                               ---------- ---------- ------  --------- --------
January 1, 1991...............  $2,440.2    $89.7    $126.7   $181.3   $2,837.9
  Additions, at cost..........     231.8     19.3      18.9      2.3      272.3
  Disposals and transfers.....    (176.9)   (38.4)     (2.5)    (0.2)    (218.0)
                                --------    -----    ------   ------   --------
December 31, 1991.............   2,495.1     70.6     143.1    183.4    2,892.2
  Additions, at cost..........     166.8     34.7      58.2      1.4      261.1
  Disposals and transfers.....     (33.9)   (25.8)      6.6    (13.2)     (66.3)
                                --------    -----    ------   ------   --------
December 31, 1992.............   2,628.0     79.5     207.9    171.6    3,087.0
  Additions, at cost..........     291.3     31.4      16.2      1.1      340.0
  Disposals and transfers.....     (17.2)   (38.6)     (3.5)     1.1      (58.2)
                                --------    -----    ------   ------   --------
December 31, 1993.............  $2,902.1    $72.3    $220.6   $173.8   $3,368.8
                                ========    =====    ======   ======   ========

                                  SCHEDULE VI

                            MAXUS ENERGY CORPORATION
              CONSOLIDATED ACCUMULATED DEPRECIATION AND DEPLETION

                      THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN MILLIONS)

                                        OIL & GAS
                               ---------------------------
                                 PROVED    UNPROVED
                               PROPERTIES PROPERTIES OTHER  CORPORATE  TOTAL
                               ---------- ---------- -----  --------- --------
January 1, 1991...............  $1,609.5    $19.0    $73.6    $58.7   $1,760.8
  Additions charged against
   income.....................     174.5     15.1      8.6      4.1      202.3
  Disposals and transfers.....    (132.3)   (18.6)     3.6      1.2     (146.1)
                                --------    -----    -----    -----   --------
December 31, 1991.............   1,651.7     15.5     85.8     64.0    1,817.0
  Additions charged against
   income.....................     148.5     13.1      7.6      3.9      173.1
  Disposals and transfers.....     (14.6)   (14.4)    (5.0)    (7.4)     (41.4)
                                --------    -----    -----    -----   --------
December 31, 1992.............   1,785.6     14.2     88.4     60.5    1,948.7
  Additions charged against
   income.....................     129.8     10.0      8.6      3.9      152.3
  Disposals and transfers.....     (32.4)    (3.6)    (2.6)     0.8      (37.8)
                                --------    -----    -----    -----   --------
December 31, 1993.............  $1,883.0    $20.6    $94.4    $65.2   $2,063.2
                                ========    =====    =====    =====   ========

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                       ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
 of Maxus Energy Corporation

  Our audits of the consolidated financial statements referred to in our report dated February 22, 1994 appearing on page 51 of the 1993 Annual Report to Stockholders of Maxus Energy Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14 (a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE

Dallas, Texas
February 22, 1994

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Maxus Energy Corporation

                                                     C. L. BLACKBURN
                                          By __________________________________
                                                     C. L. Blackburn
                                              Chairman, President and Chief
                                                    Executive Officer

March 25, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              SIGNATURE                                   TITLE

          C. L. BLACKBURN*                    Chairman, President and Chief
_____________________________________               Executive Officer
           C. L. Blackburn

            M. J. BARRON*                  Vice President, Treasurer and Chief
_____________________________________         Financial Officer (Principal
            M. J. Barron                            Financial Officer)

            G. R. BROWN*                      Vice President and Controller
_____________________________________         (Principal Accounting Officer)
             G. R. Brown

          J. DAVID BARNES*                              Director
_____________________________________
           J. David Barnes

          DARRELL L. BLACK*                             Director
_____________________________________
          Darrell L. Black

         B. CLARK BURCHFIEL*                            Director
_____________________________________
         B. Clark Burchfiel

              SIGNATURE                                   TITLE

           BRUCE B. DICE*                               Director
_____________________________________
            Bruce B. Dice

           M. C. FORREST*                               Director
_____________________________________
            M. C. Forrest

          CHARLES W. HALL*                              Director
_____________________________________
           Charles W. Hall

           RAYMOND A. HAY*                              Director
_____________________________________
           Raymond A. Hay

         GEORGE L. JACKSON*                             Director
_____________________________________
          George L. Jackson

          JOHN T. KIMBELL*                              Director
_____________________________________
           John T. Kimbell

         RICHARD W. MURPHY*                             Director
_____________________________________
          Richard W. Murphy

           W. THOMAS YORK*                              Director
_____________________________________
           W. Thomas York

  Lynne P. Ciuba, by signing her name hereto, does hereby sign this report on Form 10-K on behalf of each of the above-named officers and directors of the registrant pursuant to a power of attorney executed by each of such officers and directors.

           LYNNE P. CIUBA
*By _________________________________
           Lynne P. Ciuba
          Attorney-in-fact                           March 25, 1994

                                 Exhibit Index
                           (exhibits filed herewith)



10.10 -Amendment effective as of January 1, 1994 to the Employee Shareholding and Investment Supplemental Benefits Plan of the Company.

10.17 -Deferred Compensation Plan for Executives of the Company, effective September 28, 1993.

12.1   -Statement re Computation of Ratios.

13.1 -Pages 25 through 59 of the 1993 Annual Report to Stockholders of the Company (such pages are incorporated by reference and are identified by reference to page numbers in the text of this report on Form 10-K).

21.1   -List of Subsidiaries of the Company.

23.1   -Consent of Independent Accountants.

24.1   -Powers of Attorney of directors and officers of the Company.