Form 10-Q
period 1994-03-31
MAXUS ENERGY CORP /DE/
filed 1994-05-11
CIK 724176

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              ___________________

                                   FORM 10-Q


        (Mark One)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending March 31, 1994

         OR

          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-8567-2


                            MAXUS ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


        DELAWARE                                             75-1891531
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                 717 North Harwood Street, Dallas, Texas 75201
              (Address of principal executive offices) (Zip Code)

                                 (214) 953-2000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days.

YES  (X)   NO  ( )

Shares of Common Stock outstanding at March 31, 1994: 134,424,136

                         PART I.  FINANCIAL INFORMATION

The accompanying consolidated financial statements have not been examined by independent accountants, but in the opinion of the management of Maxus Energy Corporation (the "Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of the consolidated results of operations, consolidated balance sheet and consolidated cash flows at the date and for the periods indicated have been included.

MAXUS ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited) (in millions, except per share)
- -------------------------------------------------------------------------------

Period Ended March 31,                                        Three Months
                                                            1994       1993
                                                         ----------------------

REVENUES

  Sales and operating revenues                              $187.1     $192.0

  Other revenues, net                                          5.3        5.4
- -------------------------------------------------------------------------------
                                                             192.4      197.4

COSTS AND EXPENSES

  Operating expenses                                          62.1       59.6

  Gas purchase costs                                          43.5       30.4

  Exploration, including exploratory dry holes                 9.3       12.7

  Depreciation, depletion and amortization                    38.2       37.2

  General and administrative expenses                          8.2        8.5

  Taxes other than income taxes                                4.3        4.0

  Interest and debt expenses                                  22.5       21.9
- -------------------------------------------------------------------------------
                                                             188.1      174.3
                                                         ----------------------

Income Before Income Taxes
  and Cumulative Effect of Change in
   Accounting Principle                                        4.3       23.1

Income Taxes                                                  15.5       22.9
- -------------------------------------------------------------------------------

Loss Before Cumulative
 Effect of Change in Accounting Principle                    (11.2)       0.2

Cumulative Effect of Change in Accounting Principle                      (4.4)
- -------------------------------------------------------------------------------
NET LOSS                                                     (11.2)      (4.2)

Dividend requirement on preferred stock                      (12.3)     (10.4)
- -------------------------------------------------------------------------------
Loss Applicable to Common Shares                            ($23.5)    ($14.6)
===============================================================================

Loss before cumulative effect of change in
 accounting principle                                       ($0.17)    ($0.07)

Cumulative effect of change in accounting principle                      (0.03)
- -------------------------------------------------------------------------------
Net Loss Per Common Share                                   ($0.17)    ($0.10)
===============================================================================

Average Common Shares Outstanding (in millions)              134.5      133.5



See Notes to Consolidated Financial Statements (Unaudited).

MAXUS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions)


- -------------------------------------------------------------------------------
                                                     March 31,     December 31,
                                                       1994            1993
                                                   ----------------------------
                                                    (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                           $    90.7        $  128.7
  Short-term investments                                   32.2            33.6
  Receivables, less doubtful receivables                  130.2           156.8
  Inventories                                              28.3            24.1
  Restricted cash                                          24.4            38.4
  Deferred income taxes                                     2.1             2.1
  Prepaids and other current assets                        17.0            21.0
- -------------------------------------------------------------------------------
    Total Current Assets                                  324.9           404.7
Properties and equipment, less accumulated
  depreciation and depletion of $2,099.9;
  $2,063.2 in 1993                                      1,322.4         1,305.6
Investments and long-term receivables                      97.8            94.2
Restricted cash                                           124.3           121.8
Intangible assets, less accumulated
  amortization of $13.2; $12.9 in 1993                     36.8            37.1
Deferred charges                                           23.8            24.0
- -------------------------------------------------------------------------------
TOTAL ASSETS                                          $ 1,930.0        $1,987.4
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Long-term debt                                      $    89.8        $   39.7
  Accounts payable                                         76.4            99.9
  Accrued liabilities                                     110.7           107.7
  Taxes payable                                            15.0            16.1
- -------------------------------------------------------------------------------
    Total Current Liabilities                             291.9           263.4
Long-term debt                                          1,017.0         1,015.4
Deferred income taxes                                     198.5           198.3
Other liabilities and deferred credits                    109.0           112.4
Redeemable Preferred Stock, $1.00 par value
  Authorized and issued shares--1,875,000
  and 2,500,000                                           187.5           250.0
Stockholders' Equity
  $2.50 Preferred Stock, $1.00 par value
    Authorized shares--5,000,000
    Issued shares--3,500,000                                3.5             3.5
  $4.00 Preferred Stock, $1.00 par value
    Authorized shares--5,915,017
    Issued shares--4,358,658                                4.4             4.4
  Common stock, $1.00 par value
    Authorized shares--300,000,000
    Issued shares--134,629,069 and 134,373,523            134.6           134.4
  Paid-in capital                                       1,015.7         1,026.2
  Accumulated deficit                                  (1,004.9)         (993.7)
  Minimum pension liability                               (24.4)          (24.4)
  Common Treasury Stock, at cost--204,933
    and 173,963 shares                                     (2.8)           (2.5)
- -------------------------------------------------------------------------------
    Total Stockholders' Equity                            126.1           147.9
- -------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,930.0        $1,987.4
===============================================================================

See Notes to Consolidated Financial Statements (Unaudited). The Company uses the successful efforts method to account for its oil and gas producing activities.

MAXUS ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited) (in millions)


- -------------------------------------------------------------------------------
Period Ended March 31,
                                                             1994        1993
                                                           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(11.2)    $  (4.2)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Cumulative effect of change in accounting principle                     4.4
    Depreciation, depletion and amortization                   38.2        37.2
    Dry hole costs                                                         (0.5)
    Income taxes                                                0.2         2.4
    Other                                                       4.7         4.8
    Changes in components of working capital:
      Receivables                                              25.8        (9.2)
      Inventories, prepaids and other current assets           (0.2)       (1.6)
      Accounts and taxes payable                              (24.6)      (13.7)
      Accrued liabilities                                       1.2        10.0
                                                           --------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                    34.1        29.6
- -------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for properties and equipment--
  including dry hole costs                                    (55.5)      (77.2)
Expenditures for investments                                   (5.1)       (5.0)
Proceeds from sale of assets                                    0.4
Proceeds from sale/maturity of short-term investments           4.2        46.8
Purchases of short-term investments                            (2.8)      (72.2)
Restricted cash                                                11.5        (4.1)
Other                                                          (1.7)       (2.7)
                                                           --------------------
  NET CASH USED IN INVESTING ACTIVITIES                       (49.0)     (114.4)
- -------------------------------------------------------------------------------

CASH FLOWS FROM FINANCE ACTIVITIES:
Net borrowings from joint venture partners                      0.3
Proceeds from the issuance of short-term debt                  27.5
Repayment of short-term debt                                   (8.4)
Proceeds from issuance of long-term debt                       61.3       100.5
Repayment of long-term debt                                   (29.0)       (1.3)
Redemption of preferred stock                                 (62.5)
Dividends paid                                                (12.3)      (10.4)
                                                           --------------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (23.1)      (88.8)
- -------------------------------------------------------------------------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS          (38.0)        4.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              128.7         6.8
- -------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 90.7     $  10.8
===============================================================================

See Notes to Consolidated Financial Statements (Unaudited).

                           MAXUS ENERGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              FIRST QUARTER 1994
                                  (UNAUDITED)



LONG-TERM DEBT

On January 10, 1994, the Company issued $60.0 million of 9 3/8% notes due 2003 pursuant to a shelf registration statement which became effective in May 1993. The proceeds from these debt securities are being used to redeem a portion of long-term debt maturing in 1994, including $29.0 million of the Company's medium-term notes which were redeemed in January 1994.


SHORT-TERM DEBT

At March 31, 1994, the balance in current portion of long-term debt was $89.8 million, consisting of $25.0 million outstanding under the terms of a purchase and sale agreement for crude oil, $4.7 million owing to joint venture partners and $60.1 million of medium-term notes maturing in 1994.


PREFERRED STOCK

On February 1, 1994, the Company redeemed the 625,000 shares of its $9.75 Cumulative Convertible Preferred Stock which were subject to mandatory redemption provisions for $62.5 million.


ASSET DIVESTITURES

On April 26, 1994, Maxus and its subsidiaries sold all of its partnership interests consisting of general partners' interests and units of limited partnership interests in Diamond Shamrock Offshore Partners Limited Partnership ("DSP") to affiliates of Burlington Resources Inc. Maxus' interest in DSP was approximately 87.12%. On April 25, 1994, DSP sold its interests in Main Pass Blocks 72, 73 and 74 to Pogo Producing Company. Maxus also entered into a contract with Burlington Resources Inc. to sell certain producing oil and gas properties in Maxus' Southern Division owned directly by Maxus. See Item 5 of
Part II of this Form 10-Q for additional information and pro forma financial data related to these divestitures.

                            MAXUS ENERGY CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION
                               FIRST QUARTER 1994


RESULTS OF OPERATIONS

Maxus reported a net loss of $11 million for the first quarter of 1994, or after preferred dividends, a loss of 17 cents per common share, compared to a net loss of $4 million, or after preferred dividends, a loss of 10 cents per common share, reported in the first quarter of 1993.

Sales and operating revenues for the first quarter of 1994 were $187 million, compared to $192 million for the same period a year ago. The decrease was primarily due to lower crude oil prices ($24 million negative price variance), partially offset by higher natural gas prices ($11 million positive price variance) and sales of additional gas volumes purchased for processing and/or resale ($6 million positive volume variance).

Net worldwide crude production was 69 thousand barrels per day ("mbpd") in first quarter 1994, compared to 68 mbpd in the same quarter a year ago. Domestic crude production increased slightly as did net Indonesian production. However, the slight increase in production was largely overshadowed by the dramatic drop in crude prices ($3.78 per barrel) from last year, which negatively impacted earnings $24 million.

Natural gas sales for the first quarter of 1994 were 375 million cubic feet per day ("mmcfpd"), an increase of 31 mmcfpd over the first quarter 1993. Sales of purchased gas volumes increased significantly from 148 mmcfpd in the first quarter of 1993 to 191 mmcfpd for the same period this year, while produced volumes declined 12 mmcfpd. The average gas price received in the United States was $2.24 per thousand cubic feet ("mcf") in the first quarter 1994 as compared to $1.90 per mcf a year ago.

Natural gas liquids sales in the United States for the first quarter 1994 were 19 mbpd, a slight decrease of 1 mbpd over first quarter last year. The average sales price for natural gas liquids in the first quarter of 1994 was $9.23 per barrel, a decrease of $3.22 per barrel from 1993.

Gas purchase costs were $13 million higher the first quarter of 1994 as compared to first quarter 1993 due to increased volumes and prices for purchased gas in the United States. However, this cost increase was recovered through higher sales volumes and prices.

Income tax expense was $16 million and $23 million in the first quarters of 1994 and 1993, respectively. The lower taxes were driven primarily by decreased revenues in Southeast Sumatra, resulting from the drop in crude oil prices.

First quarter 1993 results included a $4 million loss due to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires an accrual method of recognizing postemployment benefits. This expense, which was recorded as a cumulative effect of a change in accounting principle, primarily represents accrued medical benefits for long-term disability recipients.


FINANCIAL CONDITION

The Company's net cash provided by operating activities was $34 million in the first quarter of 1994 compared to $30 million in the first quarter of 1993. Net cash from operating activities before working capital changes declined $12 million during 1994 as a result of the decrease in crude oil prices. Net working capital requirements , however, provided an additional $17 million primarily due to the settlement of Indonesian underlift receivables in the first quarter 1994.

The Company began the year with $129 million of cash and cash equivalents. For the first three months of 1994, additional cash was provided by operations ($34 million), net borrowings of $52 million and the release of $14 million in restricted cash. In February 1994, the Company redeemed the portion of its $9.75 Cumulative Convertible Preferred Stock subject to mandatory redemption provisions for $63 million. After funding expenditures for properties and equipment and paying the preferred dividends, a balance of $91 million in cash and cash equivalents remained at March 31, 1994. In the first three months of 1993, year-end cash balances of $7 million, $30 million of cash provided by operations and net borrowings of $99 million were used to fund expenditures for properties and equipment and preferred dividends.

Expenditures for properties and equipment, including dry hole costs, were $56 million for the first three months of 1994 as compared to $77 million for the same period last year. First quarter 1994 spending declined as a result of Maxus' reduced capital program for 1994. Additionally, first-quarter 1993 spending included expenditures for the completion of the Sunray gas plant and spending for the first phase of the Northwest Java gas project, which was completed in late 1993.

Working capital (current assets less current liabilities) declined $108 million from December 31, 1993. Short-term debt increased $50 million due to the reclassification to current of $31 million of long-term debt maturing in 1994 not expected to be refinanced and $25 million outstanding under the terms of a purchase and sales agreement for crude oil. Additionally, accounts receivable declined $27 million, partially due to the settlement of Indonesian underlift receivables in first quarter 1994. Cash and cash equivalents also declined $38 million from year end.

In January 1994, the Company issued $60 million of 9 3/8% notes due in 2013, the proceeds of which will be used to redeem a portion of the medium-term notes maturing in 1994.


OTHER EVENTS

On April 26, 1994, Maxus and its subsidiaries sold all of its partnership interests, consisting of general partners' interests and units of limited partnership interests, in Diamond Shamrock Offshore Partners Limited Partnership ("DSP") to affiliates of Burlington Resources Inc. for an aggregate of $291 million. Maxus' aggregate ownership interest in DSP was approximately 87.12%. As a result of the sale, Meridian Offshore Company, a Burlington Resources Inc. affiliate, became the managing general partner of DSP. Maxus also entered into a contract with Burlington Resources Inc. to sell certain producing oil and gas properties owned directly by Maxus for approximately $58 million. This sale is expected to close during the second quarter. Prior to the sale of the DSP units, DSP sold its interests in Main Pass Blocks 72, 73 and 74 to Pogo Producing Company. These blocks were sold by the partnership on April 25, 1994 for $18 million, ($16 million, net to Maxus). Maxus anticipates recording a gain of approximately $200 million ($140 million, net of tax) on these transactions.

As previously announced, Maxus contemplated using asset sales, as well as cash flow and project financing, to fund its 1994 spending program (originally $212 million, currently expected to be less than $200 million). The proceeds from these asset sales will accomplish this objective as well as provide funds for the repayment of maturing debt, preferred stock and other obligations.

Facilities testing in anticipation of production start-up in Ecuador was initiated in April; however, due to an explosion in a crude production tank, operations were shut-in pending repairs and design modifications to the facility. Production is now projected to begin in late May.

Northwest Java gas volumes during the first quarter 1994 were well below our planned volumes. While deliverability is available at or above contract quantities, the purchaser is taking approximately one-half the contract volume during the transition from traditional sources of fuel to natural gas for electric power generation.

                          PART II.  OTHER INFORMATION



ITEM 5.  OTHER INFORMATION


Effective April 26, 1994, Maxus Energy Corporation ("Maxus") and its affiliates sold its partnership interests in Diamond Shamrock Offshore Partners Limited Partnership ("DSP") to affiliates of Burlington Resources Inc. for approximately $291 million. Maxus also entered into a contract with Burlington Resources to sell certain producing oil and gas properties owned directly by Maxus for approximately $58 million. This sale is expected to close during the second quarter of 1994. Prior to the sale of the DSP units, DSP sold its interests in Main Pass Blocks 72, 73 and 74 to Pogo Producing Company. These blocks were sold by the partnership on April 25, 1994 for $18.1 million ($15.8 million, net to Maxus). Maxus anticipates recording a gain of approximately $200 million ($140 million, net of tax) on these transactions.

The oil and gas reserves sold in these two transactions represent approximately 30% of Maxus' U.S. proved reserves (on a barrel of oil equivalent basis) and approximately 9% of Maxus' worldwide reserves.

An unaudited pro forma balance sheet as of March 31, 1994 has been prepared as if the divestitures had occurred at that date. The unaudited pro forma statements of operations for the year ended December 31, 1993 and the three months ended March 31, 1994 have been prepared as if the divestitures had occurred at January 1, 1993 and January 1, 1994, respectively, after giving effect to the pro forma financial adjustments described in Notes 1 and 2. The pro forma data are not necessarily indicative of the financial results which would have occurred had the divestitures been effective on those dates and should not be viewed as indicative of the financial results of Maxus in future periods.

                           MAXUS ENERGY CORPORATION
                  UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                   ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                            Historical
                                                              Maxus            Pro Forma Adjustments
                                                              Energy        ----------------------------       Pro Forma
                                                            Corporation         Debit          Credit           Results
                                                           -------------    -------------  -------------     -------------
                                                                                      (Note 1)
REVENUES
  Sales and operating revenues                                    $786.7          $ 134.3                           $652.4
  Settlement of litigation                                           6.8                                               6.8
  Other revenues, net                                               13.5                          $  3.4              16.9
                                                                  ------          -------         ------            ------
                                                                   807.0            134.3            3.4             676.1

COSTS AND EXPENSES
  Operating expenses                                               255.6                            20.2             235.4
  Gas purchase costs                                               155.6                            43.9             111.7
  Exploration, including exploratory dry holes                      56.8                             9.9              46.9
  Depreciation, depletion and amortization                         153.6                            47.7             105.9
  General and administrative expenses                               34.8                                              34.8
  Taxes other than income taxes                                     15.9                             1.9              14.0
  Interest and debt expenses                                        88.4                             2.0 (b)          86.4
                                                                  ------          -------         ------            ------
                                                                   760.7              0.0          125.6             635.1
                                                                  ------          -------         ------            ------
Income Before Income Taxes, Extraordinary Item
  and Cumulative Effect of Change in Accounting Principle           46.3           (134.3)         129.0              41.0
Income Taxes                                                        84.2                            (9.6)(c)          74.6
                                                                  ------          -------         ------            ------
Net Loss Before Extraordinary Item and Cumulative Effect
  of Change in Accounting Principle                                (37.9)         $(134.3)        $138.6            $(33.6)
                                                                                  =======         ======            ======
  Extraordinary item, net of tax benefit of $.1                     (7.1)
  Cumulative effect of change in accounting principle               (4.4)
                                                                  ------
Net Loss                                                           (49.4)
  Dividend requirement on Preferred Stock                          (41.7)                                            (41.7)
                                                                  ------                                            ------
Loss Applicable to Common Shares                                  $(91.1)                                           $(75.3)
                                                                  ======                                            ======

Net Loss per Common Share Before Extraordinary Item
  and Cumulative Effect of Change in Accounting Principle         $(0.60)                                           $(0.56)
                                                                                                                    ======
  Extraordinary item                                               (0.05)
  Cumulative effect of change in accounting principle              (0.03)
                                                                  ------
Net Loss per Common Share                                         $(0.68)
                                                                  ======

Average Common Shares Outstanding                                  133.9                                             133.9


See notes to unaudited pro forma financial data.

                           MAXUS ENERGY CORPORATION
                  UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 1994
                   ($ in millions, except per share amounts)


                                                     Historical
                                                       Maxus          Pro Forma Adjustments
                                                       Energy        -----------------------     Pro Forma
                                                     Corporation       Debit        Credit        Results
                                                     -----------     ---------    ----------     ---------
                                                                            (Note 1)
REVENUES
 Sales and operating revenues                             $187.1        $ 36.6                      $150.5
 Other revenues, net                                         5.3           0.1                         5.2
                                                     -----------     ---------     ---------     ---------
                                                           192.4          36.7           0.0         155.7

COSTS AND EXPENSES
 Operating expenses                                         62.1                       $ 4.8          57.3
 Gas purchase costs                                         43.5                        15.2          28.3
 Exploration, including exploratory dry holes                9.3                         1.3           8.0
 Depreciation, depletion and amortization                   38.2                        11.3          26.9
 General and administrative expenses                         8.2                                       8.2
 Taxes other than income taxes                               4.3                         0.4           3.9
 Interest and debt expenses                                 22.5                         0.8 (b)      21.7
                                                     -----------     ---------     ---------     ---------
                                                           188.1           0.0          33.8         154.3
                                                     -----------     ---------     ---------     ---------

Income Before Income Taxes                                   4.3         (36.7)         33.8           1.4
Income Taxes                                                15.5                        (5.8)(c)       9.7
                                                     -----------     ---------     ---------     ---------
Net Loss                                                   (11.2)        (36.7)         39.6          (8.3)
 Dividend requirement on Preferred Stock                   (12.3)                                    (12.3)
                                                     -----------     ---------     ---------     ---------
Loss Applicable to Common Shares                          $(23.5)       $(36.7)        $39.6        $(20.6)
                                                     ===========     =========     =========     =========

Net Loss per Common Share                                 $(0.17)                                   $(0.15)
                                                     ===========                                 =========

Average Common Shares Outstanding                          134.5                                     134.5

See notes to unaudited pro forma financial data.


                           MAXUS ENERGY CORPORATION
                       UNAUDITED PRO FORMA BALANCE SHEET
                                March 31, 1994
                                ($ in millions)


                                                      Historical
                                                        Maxus        Pro Forma Adjustments
                                                        Energy       ----------------------     Pro Forma
                                                      Corporation      Debit       Credit        Results
                                                     ------------    --------     ---------     ---------
Assets                                                                       (Note 2)
Current Assets
 Cash                                                   $     4.6                                $    4.6
 Cash equivalents                                            81.6      $271.4(b)                    357.5
 Short-term investments                                      32.2                                    32.2
 Receivables, less doubtful receivables                     130.2                    $  9.0         121.2
 Inventories                                                 28.3                       1.6          26.7
 Restricted cash                                             24.4                                    24.4
 Deferred income taxes                                        2.1                                     2.1
 Prepaid expenses                                            17.0                       0.2          16.8
                                                        ---------      ------        ------      --------
  Total current assets                                      324.9       271.4          10.8         585.5
Investments                                                  97.8                                    97.8
Properties and Equipment, less accumulated
 depreciation and depletion                               1,322.4                     141.3       1,181.1
Intangible Assets                                            36.8                                    36.8
Restricted Cash                                             124.3                                   124.3
Deferred Charges                                             23.8                                    23.8
                                                        ---------      ------        ------      --------
                                                        $ 1,930.0      $271.4        $152.1      $2,049.3
                                                        ---------      ------        ------      --------
Liabilities and Stockholders' Equity
Current Liabilities
 Current portion of long-term debt                      $    89.8      $ 60.5(a)                 $   29.3
 Accounts  payable                                           76.4        13.0                        63.4
 Taxes payable                                               15.0                    $ 31.9          46.9
 Accrued liabilities                                        110.7         1.9                       108.8
                                                        ---------      ------        ------      --------
  Total current liabilities                                 291.9        75.4          31.9         248.4
Long-Term Debt                                            1,017.0         0.5(a)                  1,016.5
Deferred Income Taxes                                       198.5                      31.9         230.4
Other Liabilities                                           109.0         7.8                       101.2
Redeemable Preferred Stock - 1,875,000 shares               187.5                                   187.5

Stockholders' Equity
$2.50 Preferred stock - 3,500,000 shares issued               3.5                                     3.5
$4.00 Preferred stock - 4,358,658 shares issued               4.4                                     4.4
Common stock - 134,629,069 shares issued                    134.6                                   134.6
Paid-in capital                                           1,015.7                                 1,015.7
Minimum pension liability                                   (24.4)                                  (24.4)
Accumulated deficit                                      (1,004.9)                    139.2        (865.7)
                                                        ---------      ------        ------      --------
                                                            128.9         0.0         139.2         268.1
Treasury stock, at cost - 204,933 shares                     (2.8)                                   (2.8)
                                                        ---------      ------        ------      --------
 Total Stockholders' Equity                                 126.1         0.0         139.2         265.3
                                                        ---------      ------        ------      --------
                                                        $ 1,930.0      $ 83.7        $203.0      $2,049.3
                                                        ---------      ------        ------      --------


See notes to unaudited pro forma financial data.

                            MAXUS ENERGY CORPORATION
               NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS



NOTE 1 - The accompanying pro forma statements of operations give effect to the following pro forma adjustments:

(a) The elimination of the operating results before income tax and interest expense allocation of the divested properties for the year ended December 31, 1993 of $7.3 million and the quarter ended March 31, 1994 of $3.7 million.

(b) The reduction of interest expense of $2.0 million and $.8 million for the year ended December 31, 1993 and quarter ended March 31, 1994, respectively, due to the assumed repayment of $61 million of long-term debt.

(c) The allocation of U.S. federal income tax expense ($9.6 million for the year ended December 31, 1993 and $5.8 million for the quarter ended March 31,
1994).


NOTE 2 - The accompanying pro forma balance sheet excludes the assets and liabilities related to the divested properties. For purposes of the pro forma balance sheet, a March 31, 1994 sale date is assumed.

(a) Assumes the repayment of approximately $61 million of long-term debt from the proceeds of the divestiture transactions.

(b)  Proceeds have been reduced to reflect the repayment of intercompany debt.

 PART II.  OTHER INFORMATION

Item 5.  Other Information.

     The ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends for the three-month period ended March 31, 1994 have been computed on a consolidated basis to be 1.06 and less than one, respectively. Earnings were inadequate to cover combined fixed charges and preferred stock dividends for such quarter by $17.0 million.

     For the purposes of these computations, earnings consist of income before income taxes and fixed charges (excluding interest capitalized, net of amortization). Fixed charges represent interest incurred, amortization of debt expense nd that portion of rental expense deemed to be the equivalent of interest.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)    Exhibits.

            12.1 --Statement re Computation of Ratios.

     (b)    Reports on Form 8-K

            Date of Report      Items Reported
            --------------      --------------

            January 10, 1994        5 and 7

            January 12, 1994        5 and 7

            January 24, 1994        5 and 7



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAXUS ENERGY CORPORATION


                                        By:  G. R. Brown

                                              G. R. Brown, Vice President
                                              and Controller, on behalf of
                                              the registrant and as its
                                              chief accounting officer

May 9, 1994

                                 Exhibit Index



    Exhibit Title                                 Exhibit No.

    Statement re Computation of Ratios               12.1