Form 10-Q
period 1994-06-30
MAXUS ENERGY CORP /DE/
filed 1994-08-12
CIK 724176

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              ___________________

                                   FORM 10-Q


      (Mark One)

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending June 30, 1994

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

              717 North Harwood Street, Dallas, Texas 75201-6594
              (Address of principal executive offices) (Zip Code)

                                 (214) 953-2000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days.

YES  (X)   NO  ( )

Shares of Common Stock outstanding at June 30, 1994: 134,600,995

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
(unaudited) (in millions, except per share)


- - --------------------------------------------------------------------------------------------------
Period Ended June 30,                                        Three Months           Six Months
                                                            1994      1993        1994      1993
                                                           ---------------------------------------
REVENUES
 Sales and operating revenues                              $167.5    $204.2      $354.5    $396.2
 Settlement of litigation                                               6.8                   6.8
 Other revenues, net                                         (5.1)      5.1         0.2      10.5
- - --------------------------------------------------------------------------------------------------
                                                            162.4     216.1       354.8     413.5
                                                           ---------------------------------------

COSTS AND EXPENSES
 Operating expenses                                          55.8      61.9       117.9     121.5
 Gas purchase costs                                          32.4      44.9        75.9      75.3
 Exploration, including exploratory dry holes                 7.7      11.4        17.0      24.1
 Depreciation, depletion and amortization                    35.2      37.1        73.4      74.3
 General and administrative expenses                          8.5       9.2        16.7      17.7
 Taxes other than income taxes                                2.7       4.4         7.0       8.4
 Interest and debt expenses                                  24.9      22.6        47.4      44.5
 Restructuring:
     Gain on sale of assets                                (201.9)               (201.9)
     Restructuring costs                                    100.9                 100.9
- - --------------------------------------------------------------------------------------------------
                                                             66.2     191.5       254.3     365.8
                                                           ---------------------------------------
INCOME BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                        96.2      24.6       100.5      47.7
INCOME TAXES                                                 66.1      28.5        81.6      51.4
- - --------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    30.1      (3.9)       18.9      (3.7)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                          (4.4)
- - --------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                            30.1      (3.9)       18.9      (8.1)

Dividend requirement on preferred stock                     (12.1)    (10.4)      (24.4)    (20.8)
- - --------------------------------------------------------------------------------------------------
INCOME (LOSS) APPLICABLE TO COMMON SHARES                  $ 18.0    $(14.3)     $ (5.5)   $(28.9)
==================================================================================================

Income (Loss) before cumulative effect of change in
 accounting principle                                      $ 0.13    $(0.11)     $(0.04)   $(0.18)

Cumulative effect of change in accounting principle                                         (0.03)
- - --------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE                         $ 0.13    $(0.11)     $(0.04)   $(0.21)
==================================================================================================

AVERAGE COMMON SHARES OUTSTANDING (IN MILLIONS)             134.7     133.8       134.6     133.6

See Notes to Consolidated Financial Statements (Unaudited).


MAXUS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except shares)
- - ------------------------------------------------------------------------------
                                                 June 30,       December 31,
                                                   1994             1993
                                               -------------------------------
                                                (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                      $  114.3           $  128.7
  Short-term investments                             84.9               33.6
  Receivables, less doubtful receivables            134.7              156.8
  Inventories                                        29.1               24.1
  Restricted cash                                    45.9               38.4
  Deferred income taxes                               2.1                2.1
  Prepaids and other current assets                  18.0               21.0
- - ------------------------------------------------------------------------------
    Total Current Assets                            429.0              404.7
Properties and equipment, less accumulated
  depreciation and depletion of $1,677.2;
  $2,063.2 in 1993                                1,103.2            1,305.6
Investments and long-term receivables               111.6               94.2
Restricted cash                                     101.1              121.8
Intangible assets, less accumulated
  amortization of $13.5; $12.9 in
  1993                                               36.5               37.1
Deferred charges                                     21.9               24.0
- - ------------------------------------------------------------------------------
TOTAL ASSETS                                     $1,803.3           $1,987.4
==============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Long-term debt                                    $23.9              $39.7
  Securities sold under repurchase agreements
  Accounts payable                                   50.4               99.9
  Accrued liabilities                               111.2              107.7
  Taxes payable                                      34.2               16.1
- - ------------------------------------------------------------------------------
    Total Current Liabilities                       219.7              263.4
Long-term debt                                      981.3            1,015.4
Deferred income taxes                               225.0              198.3
Other liabilities and deferred credits              106.9              112.4
Redeemable Preferred Stock, $1.00 par value
  Authorized and issued shares--1,250,000
  and 2,500,000                                     125.0              250.0
Stockholders' Equity
  $2.50 Preferred Stock, $1.00 par value
    Authorized shares--5,000,000
    Issues shares--3,500,000                          3.5                3.5
  $4.00 Preferred Stock, $1.00 par value
    Issued shares--4,358,658                          4.4                4.4
  Common Stock, $1.00 par value
    Authorized shares--300,000,000
    Issued shares--134,840,644 and
      134,373,523                                   134.8              134.4
Paid-in capital                                   1,005.0            1,026.2
Accumulated deficit                                (974.8)            (993.7)
Minimum pension liability                           (24.4)             (24.4)
Common Treasury Stock, at cost--239,649
  and 173,963 shares                                 (3.1)              (2.5)
- - ------------------------------------------------------------------------------
    Total Stockholders' Equity                      145.4              147.9
- - ------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,803.3           $1,987.4
==============================================================================

See Notes to Consolidated Financial Statements (Unaudited). The Company uses the successful efforts method to account for its oil and gas producing activities.

MAXUS ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited) (in millions)


- - ----------------------------------------------------------------------------------------------
Period Ended June 30,
                                                                           1994          1993
                                                                          --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $  18.9      $  (8.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Cumulative effect of change in accounting principle                                      4.4
  Depreciation, depletion and amortization                                   73.4         74.3
  Dry hole costs                                                              0.3          0.1
  Income taxes                                                               26.8         11.3
  Gain or loss on sale of assets                                           (179.3)         4.5
  Restructuring costs                                                        91.0
  Other                                                                      21.6          1.7
  Changes in components of working capital:
    Receivables                                                              10.7        (22.6)
    Inventories, prepaids and other current assets                           (2.8)        (4.8)
    Accounts and taxes payable                                              (18.9)       (10.8)
    Accrued liabilities                                                      (6.3)        (4.8)
                                                                          --------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                  35.4         45.2
- - ----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for properties and equipment--including
 dry hole costs                                                             (98.3)      (158.3)
Expenditures for investments                                                (20.1)       (10.1)
Proceeds from sale of assets                                                312.8          4.7
Proceeds from sale/maturity of short-term investments                         4.2        122.2
Purchases of short-term investments                                         (55.5)       (51.7)
Restricted cash                                                              13.2          0.3
Other                                                                        (6.7)
                                                                          --------------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       149.6        (92.9)
- - ----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from joint venture partners                                   (4.4)
Proceeds from issuance of short-term debt                                    27.5
Repayment of short-term debt                                                (67.1)        (0.1)
Proceeds from issuance of long-term debt                                     61.3        101.2
Repayment of long-term debt                                                 (67.3)       (30.2)
Proceeds from issuance of common stock
Redemption of preferred stock                                              (125.0)
Dividends paid                                                              (24.4)       (20.8)
                                                                          --------------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (199.4)        50.1
- - ----------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (14.4)         2.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            128.7          6.8
- - ----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 114.3      $   9.2
==============================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

                            MAXUS ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SECOND QUARTER 1994
                                  (UNAUDITED)

RESTRUCTURING
- - --------------

A)  ASSET SALES

 On April 25, 1994, Diamond Shamrock Offshore Partners Limited Partnership ("DSP") sold its interests in Main Pass Blocks 72, 73 and 74 to Pogo Producing Company. On April 26, 1994, Maxus and its subsidiaries sold all of their partnership interests in DSP to affiliates of Burlington Resources Inc. On June 22, 1994, Maxus also sold the McFarlan Field and Grand Isle Block 25, both producing oil and gas properties, to affiliates of Burlington Resources Inc.
 In total, the Company received $324.6 million of proceeds and recorded a net gain of $201.9 million from these transactions.

B)  RESTRUCTURING COSTS

 In the second quarter of 1994, the Company recorded a $100.9 million restructuring charge. The charge included a $69.8 million write-off associated with undeveloped Alaska coal leases, the development of which does not fit within the Company's revised strategy to commit funds only to oil and gas exploration and production in core and emerging areas. The charge also included costs associated with staff reductions and the write-off of non-producing assets outside the Company's core areas.


ENVIRONMENTAL
- - -------------

During the second quarter of 1994, the Company increased by $11.5 million its reserve for future environmental costs. The charge was recorded in other revenues, net.


LONG-TERM DEBT
- - --------------

On January 10, 1994, the Company issued $60.0 million of 9 3/8% notes due 2003 pursuant to a shelf registration statement which became effective in May 1993. The proceeds from these debt securities were used to redeem $29.0 million of long-term debt maturing in 1994, and for general corporate purposes.

During the second quarter of 1994, the Company repaid $36.6 million of outstanding medium-term notes maturing in 1994 and $37.7 million of outstanding medium-term notes maturing in 1995 and 1996 from the proceeds of asset sales.


SHORT-TERM DEBT
- - ---------------

In the second quarter of 1994, the Company repaid $25.0 million outstanding at the end of the first quarter of 1994 under the terms of a purchase and sale agreement for crude oil.


PREFERRED STOCK
- - ---------------

On February 1, 1994, the Company redeemed the 625,000 shares of its $9.75 Cumulative Convertible Preferred Stock which were subject to mandatory redemption provisions for $62.5 million. On June 15, 1994, the Company redeemed an additional 625,000 shares of its $9.75 Cumulative Convertible Preferred Stock for $63.5 million, which fulfilled an obligation otherwise due in February 1995.

                            MAXUS ENERGY CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION
                              SECOND QUARTER 1994



RESULTS OF OPERATIONS

Maxus reported second quarter 1994 net income of $30 million or, after preferred dividends, income of 13 cents per common share, compared to a net loss of $4 million or, after preferred dividends, a loss of 11 cents per common share, reported in the second quarter of 1993. For year-to-date 1994, Maxus reported net income of $19 million or, after payment of preferred dividends, a loss of four cents per common share, compared to a net loss of $8 million or, after payment of preferred dividends, a loss of 21 cents per common share in 1993.

The second quarter 1994 results reflect a $101 million pre-tax net benefit from the Company's restructuring activities, which included the sale of Maxus' interest in Diamond Shamrock Offshore Partners Limited Partnership ("DSP") and certain domestic oil and gas properties, resulting in a pre-tax gain of $202 million. This gain was partially offset by restructuring costs, including a $70 million write-off associated with the Company's undeveloped Alaska coal leases, the development of which does not fit within the Company's revised strategy to commit funds only to oil and gas exploration and production in core and emerging areas. The restructuring also included costs associated with staff reductions and the write-off of non-producing assets outside the Company's core areas. As a result of the restructuring, Maxus expects annualized cost savings of approximately $35 million due to lower administrative costs and exploration expenditures.

During the second quarter, revised cost estimates for engineering studies and remediation of certain sites resulted in Maxus increasing its reserve for future environmental costs by $12 million. The second quarter 1993 results included a $7 million gain as a result of partial payment of an agreed judgment against Ivan Boesky in a lawsuit arising out of transactions related to the Natomas Company acquisition in 1983. This gain was recorded in "Settlement of litigation."

Sales and operating revenues for the second quarter of 1994 were $168 million, compared to $204 million for the same period a year ago. A decrease of $17 million was attributable to a loss of production from properties sold. In addition, lower oil prices (down $4.03 per barrel) negatively impacted second quarter 1994 sales by $23 million. Year-to-date 1994 sales and operating revenues were $355 million, compared to $396 million for the same period a year ago. The decrease of $41 million was also primarily attributable to the loss of production from properties sold and lower oil prices.

Net worldwide crude production remained flat at 63 thousand barrels per day ("mbpd") in second quarter 1994 and 1993. U.S. natural gas sales for the second quarter of 1994 were 297 million cubic feet per day ("mmcfpd"), a decrease of 72 mmcfpd over the second quarter 1993. The decline was largely due to the loss of production from properties sold as well as lower quantities of gas purchased for processing and resale. ($12 million decrease in revenues). The average gas price received in the United States was $2.01 per thousand cubic feet ("mcf") in the second quarter 1994 as compared to $2.22 per mcf a year ago.

Natural gas liquids sales in the United States were 17 mbpd for second quarter 1994 and 1993. The average sales price for natural gas liquids in the second quarter of 1994 was $9.78 per barrel, a decrease of $1.91 per barrel from 1993.

Operating expenses for both the quarter and six-month period ending June 30 were lower than the same periods a year ago partially due to the elimination of operating costs for the properties sold. Additionally, higher U.S. gathering and processing costs were incurred in the first five months of 1993 during the transition period from the old processing facility to the new Sunray gas plant.

Gas purchase costs were $13 million lower in the second quarter of 1994 as compared to second quarter 1993 due to the reduction in gas purchased for processing and resale. Overall, exploration costs were lower in 1994 due to the Company's revised strategy.

Income tax expense for both the quarter and six-month period ending June 30 was higher than the same periods a year ago. The higher tax expense was recorded to reflect the U.S. tax impact from the sale of DSP and oil and gas producing properties in 1994.

The 1993 year-to-date results included a $4 million loss due to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post employment Benefits," which requires an accrual method of recognizing post employment benefits. This expense, which was recorded as a cumulative effect of a change in accounting principle, primarily represents accrued medical benefits for long-term disability recipients.


FINANCIAL CONDITION

The Company's net cash provided by operating activities was $35 million in the first half of 1994 compared to $45 million in the first half of 1993. Net cash from operating activities before working capital changes declined $36 million during 1994. Cash flow from operations was negatively impacted by lower crude oil prices, loss of production from U.S. properties sold and costs associated with staff reductions, but was partially offset by additional gas volumes from Northwest Java ($15 million). The 1993 cash flow from operations included the $7 million litigation settlement from Ivan Boesky. Net working capital requirements were $26 million lower in 1994 primarily because of the settlement of Indonesian underlift receivables in the first quarter of this year.

The Company began 1994 with $129 million of cash and cash equivalents. For the first six months of 1994, additional cash was provided by operations ($35 million), proceeds from the sale of assets ($313 million) and the release of $13 million in restricted cash. In 1994, the Company redeemed $125 million of its $9.75 Cumulative Convertible Preferred Stock, which was subject to mandatory redemption provisions in 1994 and 1995. The Company also purchased an additional $56 million in short-term investments with a portion of the proceeds from asset sales. After funding expenditures for properties and equipment of $98 million, paying the preferred dividends of $24 million and repaying debt ($50 million net activity), a balance of $114 million in cash and cash equivalents remained at June 30, 1994. In the first six months of 1993, cash balances on hand of $7 million, cash provided by operations of $45 million, net borrowings of $71 million and net proceeds from the sale/purchase of short term investments ($71 million) were used to fund expenditures for properties and equipment and preferred dividends.

Expenditures for properties and equipment, including dry hole costs, were $98 million for the first half of 1994 as compared to $158 million for the same period last year. Approximately half of the 1994 spending was associated with the Ecuador development project. Overall, spending declined as a result of Maxus' reduced capital program for 1994, following the completion in 1993 of the Sunray gas plant and the first phase of the Northwest Java gas project.

On April 25, 1994, DSP sold its interests in Main Pass Blocks 72, 73 and 74 to Pogo Producing Company. On April 26, 1994, Maxus and its subsidiaries sold all of their partnership interests in DSP to affiliates of Burlington Resources Inc. As a result of the sale, Meridian Offshore Company, a Burlington Resources Inc. affiliate, became the managing general partner of DSP. In second quarter 1994, Maxus also sold the McFarlan Field and Grand Isle Block 25, both producing oil and gas properties, to affiliates of Burlington Resources Inc. In total, the Company received $325 million of proceeds and recorded a net gain of $202 million ($155 million net of tax) from these transactions. The proceeds from these sales were used to reduce debt by $100 million and to redeem $63 million of Prudential preferred stock due in February 1995. The remaining cash and investment balances, which increased $76 million during the quarter, will supplement cash flow from operations to fund program spending and repay maturing debt obligations over the next two years.

During the second quarter of 1994 Maxus Bolivia, Inc., a subsidiary of Maxus, signed an agreement to take BHP Petroleum as a partner in its Bolivian oil development project. The Company received $10 million from BHP in exchange for a 50% interest in the project.

In January 1994, the Company issued $60 million of 9 3/8% notes due in 2003.
The proceeds from these debt securities were used to redeem $29 million of long-term debt maturing in 1994 and for general corporate purposes. During the second quarter of 1994, the Company also repaid $74 million of outstanding medium-term notes maturing in 1994, 1995 and 1996 from the proceeds from asset sales.

Working capital (current assets less current liabilities) increased $68 million from December 31, 1993, primarily from the sale of assets during the second quarter of 1994. A portion of the sales proceeds was used to invest in short-term investments and repay current maturities of long-term debt.


OTHER EVENTS

Oil production is averaging nearly 21 mbpd from 12 wells in Maxus Ecuador's Tivacuno, Bogi and Capiron fields. Seven wells in Tivacuno, four in Bogi and one in Capiron are currently on-stream. Total production for the year will be less than previously anticipated because of delays in commencement of production and because initial rates are below original expectations.

Northwest Java gas volumes during 1994 have been below planned volumes. While deliverability is available at or above contract quantities, the purchaser is taking approximately one-half the contract volume during the transition from traditional sources of fuel to natural gas for electric power generation.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's annual meeting of its stockholders was held on May 11, 1994.

     The holders of common stock and $4.00 Cumulative Convertible Preferred Stock voted as follows:

                             Election of Directors
                             ---------------------

                                      Votes For        Votes Withheld
                                     -----------       --------------

     George L. Jackson               115,541,227          4,180,540
     John T. Kimbell                 115,391,828          4,329,939
     Richard W. Murphy               112,462,986          7,258,781
     Jose Maria Perez Arteta         115,733,913          3,987,854

                          Ratification of Appointment of
                             Independent Accountants
                          ------------------------------

              Votes For         Votes Against         Abstentions
             -----------        -------------         -----------

             117,975,127          1,046,565             700,074

                Stockholder proposal requesting that the Company
                 prepare a report regarding the CERES Principles
                ------------------------------------------------

  Votes For   Votes Against     Abstentions    Broker Non-Votes
 ----------   -------------     -----------    ----------------

 20,661,901    54,415,040        5,186,073        39,458,753

     In addition, the holders of the $9.75 Cumulative Convertible Preferred Stock unanimously elected Mr. R. A. Walker to the board of directors.

Item 5.  Other Information.

     The ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends for the six-month period ended June 30, 1994 have been computed on a consolidated basis to be 2.67 and 1.63, respectively. Before non-recurring transactions, earnings would have been inadequate to cover fixed charges and combined fixed charges and preferred stock dividends for such period by $2.9 million and $40.4 million, respectively.

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

     (b)  Reports on Form 8-K.

          None.



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

August 11, 1994

                                 Exhibit Index


Exhibit Title                                               Exhibit No.

Statement re Computation of Ratios                             12.1