Form 10-Q
period 1994-09-30
MAXUS ENERGY CORP /DE/
filed 1994-11-14
CIK 724176

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              ___________________

                                   FORM 10-Q


(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ending September 30, 1994

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

YES  (X)   NO  ( )

Shares of Common Stock outstanding at September 30, 1994: 134,744,417

                        PART I.  FINANCIAL INFORMATION


The accompanying consolidated financial statements have not been examined by independent accountants, but in the opinion of the management of Maxus Energy Corporation (the "Company") all adjustments (consisting only of normal accruals) necessary for a fair presentation of the consolidated results of operations, consolidated balance sheet and consolidated cash flows at the date and for the periods indicated have been included.

MAXUS ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited) (in millions, except per share)
- --------------------------------------------------------------------------------

Period Ended September 30,                     Three Months       Nine Months
                                               1994     1993     1994     1993
                                             ----------------------------------
REVENUES
  Sales and operating revenues                $170.2   $193.1   $524.8   $589.3
  Settlement of litigation                       0.8               0.8      6.8
  Other revenues, net                           (7.2)     4.4     (7.0)    14.9
- --------------------------------------------------------------------------------
                                               163.8    197.5    518.6    611.0
                                              ----------------------------------
COSTS AND EXPENSES
  Operating expenses                            59.8     64.4    177.7    185.9
  Gas purchase costs                            20.8     38.0     96.7    113.3
  Exploration, including exploratory
    dry holes                                    6.8      9.8     23.8     33.9
  Depreciation, depletion and amortization      33.0     38.8    106.4    113.1
  General and administrative expenses            7.4      8.4     24.1     26.1
  Taxes other than income taxes                  3.7      4.4     10.7     12.8
  Interest and debt expenses                    24.9     21.6     72.3     66.1
  Restructuring:
    Gain on sale of assets                                      (201.9)
    Restructuring costs                                          100.9
- --------------------------------------------------------------------------------
                                               156.4    185.4    410.7    551.2
                                              ----------------------------------
Income Before Income Taxes, Extraordinary
  Item and Cumulative Effect of Change in
  Accounting Principle                           7.4     12.1    107.9     59.8
Income Taxes                                    23.4     19.5    105.0     70.9
- --------------------------------------------------------------------------------
Income (Loss) Before Extraordinary Item and
  Cumulative Effect of Change in Accounting
  Principle                                    (16.0)    (7.4)     2.9    (11.1)
Extraordinary Item                                       (3.2)             (3.2)
Cumulative Effect of Change in Accounting
  Principle                                                                (4.4)
- --------------------------------------------------------------------------------
NET INCOME (LOSS)                              (16.0)   (10.6)     2.9    (18.7)

Dividend requirement on preferred stock         (9.6)   (10.5)   (34.0)   (31.3)
- --------------------------------------------------------------------------------
Loss Applicable to Common Shares              $(25.6)  $(21.1)  $(31.1)  $(50.0)
================================================================================
Loss before extraordinary item and cumulative
  effect of change in accounting principle    $(0.19)  $(0.14)  $(0.23)  $(0.32)
Extraordinary item                                      (0.02)            (0.02)
Cumulative effect of change in accounting
  principle                                                               (0.03)
- --------------------------------------------------------------------------------
Net Loss Per Common Share                     $(0.19)  $(0.16)  $(0.23)  $(0.37)
================================================================================
Average Common Shares Outstanding
  (in millions)                                134.9    134.0    134.7    133.8

See Notes to Consolidated Financial Statements (Unaudited).

MAXUS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except shares)

- --------------------------------------------------------------------------------
                                                  September 30,     December 31,
                                                     1994              1993
                                                  ------------------------------
                                                   (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                            $  130.2        $  128.7
 Short-term investments                                  117.2            33.6
 Receivables, less doubtful receivables                  127.0           156.8
 Inventories                                              28.0            24.1
 Restricted cash                                          24.9            38.4
 Deferred income taxes                                     2.1             2.1
 Prepaids and other current assets                        19.3            21.0
- -------------------------------------------------------------------------------
  Total Current Assets                                   448.5           404.7
Properties and equipment, less accumulated
 depreciation and depletion of $1,671.7; $2,063.2
 in 1993                                               1,090.0         1,305.6
Investments and long-term receivables                     12.4            94.2
Restricted cash                                           94.5           121.8
Intangible assets, less accumulated amortization
 of $13.8; $12.9 in 1993                                  36.2            37.1
Deferred income taxes                                      8.9
Deferred charges                                          12.6            24.0
- -------------------------------------------------------------------------------
Total Assets                                          $1,703.1        $1,987.4
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Long-term debt                                       $    8.6        $   39.7
 Accounts payable                                         41.6            99.9
 Accrued liabilities                                     108.2           107.7
 Taxes payable                                            19.1            16.1
- -------------------------------------------------------------------------------
  Total Current Liabilities                              177.5           263.4
Long-term debt                                           977.8         1,015.4
Deferred income taxes                                    201.1           198.3
Other liabilities and deferred credits                   102.4           112.4
Redeemable Preferred Stock, $1.00 par value
  Authorized and issued shares--1,250,000
  and 2,500,000                                          125.0           250.0
Stockholders' Equity
 $2.50 Preferred Stock, $1.00 par value
   Authorized shares--5,000,000
   Issued shares--3,500,000                                3.5             3.5
 $4.00 Preferred Stock, $1.00 par value
   Authorized shares--5,915,017
   Issued shares--4,358,658                                4.4             4.4
 Common Stock, $1.00 par value
   Authorized shares--300,000,000
   Issued shares--135,498,605 and 134,373,523            135.5           134.4
 Paid-in capital                                         996.3         1,026.2
 Accumulated deficit                                    (990.8)         (993.7)
 Minimum pension liability                               (24.4)          (24.4)
 Valuation reserve on marketable securities               (1.9)
 Common Treasury Stock, at cost--265,373 and
 173,963 shares                                           (3.3)           (2.5)
- --------------------------------------------------------------------------------
  Total Stockholders' Equity                             119.3           147.9
- --------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $1,703.1        $1,987.4
================================================================================
See Notes to Consolidated Financial Statements (Unaudited). The Company uses the successful efforts method to account for its oil and gas producing activities.

MAXUS ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited) (in millions)

- --------------------------------------------------------------------------------

Period Ended September 30,

                                                              1994         1993
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                              $2.9       ($18.7)
Adjustments to reconcile net income(loss) to net cash
 provided by operating activities:
   Extraordinary item                                                       3.2
   Cumulative effect of change in accounting principle                      4.4
   Depreciation, depletion and amortization                  106.4        113.1
   Dry hole costs                                              1.1          0.1
   Income taxes                                               28.7         15.5
   Gain or loss on sale of assets                           (166.5)
   Restructuring costs                                        91.0
   Other                                                      25.7         13.9
   Changes in components of working capital:
     Receivables                                              23.4         (8.8)
     Inventories, prepaids and other current assets           (3.2)        (6.1)
     Accounts and taxes payable                              (42.8)        (4.7)
     Accrued liabilities                                     (10.4)        (1.6)
                                                           ---------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                  56.3        110.3
- --------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for properties and equipment--including dry
 hole costs                                                 (132.7)      (249.3)
Expenditures for investments                                 (20.1)       (15.2)
Proceeds from sale of assets                                 376.1          5.2
Proceeds from sale/maturity of short-term investments          4.2        146.2
Purchases of short-term investments                          (89.5)       (51.7)
Restricted cash                                               40.8          1.6
Other                                                         (5.8)        (9.3)
                                                           ---------------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       173.0       (172.5)
- --------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from joint venture partners                    (4.4)         7.7
Proceeds from issuance of short-term debt                     30.0         38.5
Repayment of short-term debt                                 (65.3)        (5.1)
Proceeds from issuance of long-term debt                     101.3        210.0
Repayment of long-term debt                                 (130.4)      (124.3)
Redemption of preferred stock                               (125.0)
Proceeds from issuance of preferred stock                                   1.2
Dividends paid                                               (34.0)       (31.3)
                                                           ---------------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (227.8)        96.7
- --------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      1.5         34.5
- --------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             128.7          6.8
- --------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $130.2        $41.3
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

                           MAXUS ENERGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              THIRD QUARTER 1994
                                  (UNAUDITED)

    RESTRUCTURING
    --------------

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

    B)  RESTRUCTURING COSTS

     In June 1994, the Company recorded a $100.9 million restructuring charge. The charge included a $69.8 million write-off associated with undeveloped Alaska coal leases, the development of which does not fit within the Company's revised strategy to commit funds only to oil and gas exploration and production. The charge also included costs associated with staff reductions and the write-off of non-producing assets outside the Company's core areas.

     As a result of the Company's decision to reduce staff, the restructuring costs included a $6.8 million charge against earnings related to a partial curtailment of its postretirement benefit plans. This loss was related primarily to the recognition of a portion of the transition obligation arising from a change in accounting from the pay-as-you-go method to the accrual method for recording postretirement benefit obligations. Additionally, the Company's pension plans also experienced a partial curtailment as a result of the staff reductions. The effect of the partial curtailment on the pension plans was immaterial.


    OTHER REVENUES, NET
    -------------------

    On September 9, 1994, the Company sold its geothermal subsidiary, Thermal Power Company, to an affiliate of Calpine Corporation for consideration consisting of approximately $58 million in cash and $6.5 million evidenced by a promissory note payable in three years. The Company recorded a loss of $12.6 million on the transaction. The Company accounted for its geothermal subsidiary based on the equity method.

    During the second quarter of 1994, the Company increased by $11.5 million its reserve for future environmental costs.


    INVESTMENTS IN MARKETABLE SECURITIES
    ------------------------------------

    During 1994 the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires that all investments in debt securities and certain investments in equity securities be reported at fair value except for those investments which management has the positive intent and the ability to hold to maturity. Investments available for sale are classified based on the stated maturity of the securities and changes in fair value are reported as a separate component of stockholders' equity. Trading investments are classified as current regardless of the stated maturity of the underlying securities and changes in fair value are reported in other income. Investments that will be held to maturity are classified based on the stated maturity of the securities. A $1.9 million valuation reserve in stockholders' equity was recorded as a result of adopting this standard. Adoption of this standard had no impact on current period earnings or cash flow. Prior to the adoption of SFAS 115, the Company accounted for its investments in debt securities at amortized cost and classified such investments according to the stated maturity of the underlying securities.


    RESTRICTED CASH
    ---------------

    Maxus Venezuela (C.I.) Ltd., a subsidiary of the Company, signed an agreement to grant a 45% interest in the Quiriquire Unit in Venezuela to BP Exploracion de Venezuela S.A. As a result, the Company released approximately $35.9 million of restricted cash during the third quarter of 1994, representing collateral for outstanding letters of credit supporting development of the Quiriquire Unit.

    LONG-TERM DEBT
    --------------

    On January 10, 1994, the Company issued $60.0 million of 9 3/8% notes due 2003 pursuant to a shelf registration statement which became effective in May 1993. The proceeds from these debt securities were used to redeem $29.0 million of long-term debt maturing in 1994, and for general corporate purposes.

    During the second and third quarters of 1994, the Company repaid $60.4 million of outstanding medium-term notes maturing in 1994 and $40.7 million of outstanding medium-term notes maturing in 1995 and beyond from the proceeds of asset sales.

    In the third quarter of 1994, Maxus issued an additional $40.0 million of medium-term notes due 2004, the proceeds of which were used to repay $29.8 million of medium-term notes maturing in 1998 and 2001 and $2.3 million of 9 7/8% notes maturing in 2002.


    SHORT-TERM DEBT
    ---------------

    In the second quarter of 1994, the Company repaid $25.0 million outstanding at the end of the first quarter of 1994 under the terms of a purchase and sale agreement for crude oil.


    PREFERRED STOCK
    ---------------

    On February 1, 1994, the Company redeemed the 625,000 shares of its $9.75 Cumulative Convertible Preferred Stock which were subject to mandatory redemption provisions for $62.5 million. On June 15, 1994, the Company redeemed an additional 625,000 shares of its $9.75 Cumulative Convertible Preferred Stock for $63.5 million, which fulfilled an obligation otherwise due in February 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- ------------------------------------------------------------------
FINANCIAL CONDITION - THIRD QUARTER 1994
- ----------------------------------------


RESULTS OF OPERATIONS

Maxus reported a third quarter 1994 net loss of $16 million or, after preferred dividends, a loss of 19 cents per common share, compared to a net loss of $11 million or, after preferred dividends, a loss of 16 cents per common share in the third quarter of 1993. For year-to-date 1994, the Company reported net income of $3 million or, after preferred dividends, a loss of 23 cents per common share, compared to a net loss of $19 million or, after preferred dividends, a loss of 37 cents per common share in 1993.

The third quarter 1994 results reflect initial production from all three of the Company's South American operations--Ecuador, Bolivia and Venezuela-- resulting in $2 million of net income from these operations. The third quarter 1994 results also reflect a $13 million loss, recorded in "Other revenues, net," from the sale of the Company's geothermal subsidiary, Thermal Power Company.

The 1994 nine-month results included a $101 million pre-tax net benefit from the Company's restructuring activities, which included the sale of Maxus' interest in Diamond Shamrock Offshore Partners ("DSP") and certain oil and gas properties, resulting in a pre-tax gain of $202 million. This gain was offset by restructuring costs, including a $70 million write-off associated with Alaska coal leases, the development of which does not fit within the Company's revised strategy to commit funds only to oil and gas exploration and production. The restructuring also included costs associated with staff reductions and the write-offs of non-producing assets outside the Company's core areas. As a result of restructuring, Maxus expects annualized savings of approximately $35 million due to lower administrative costs and exploration expenditures.

Sales were $170 million for the third quarter 1994, compared to $193 million for the same period last year. A decrease of $21 million was attributable to a loss of production from properties sold. In addition, last year's results included $14 million in sales of purchased gas which was aggregated and sold with the production from the divested properties. Lower natural gas prices also negatively affected sales, but the effect was largely offset by $16 million of revenues from initial production in South America. Year-to-date 1994 sales and operating revenues were $525 million, compared to $589 million for the same period a year ago. The $64 million decrease was due primarily to the loss of production from properties sold and lower oil prices partially offset by revenues from initial production in South America and higher natural gas sales in Northwest Java after completion of a major gas project in September 1993.

Net worldwide crude oil sales of 70 thousand barrels per day ("mbpd") in the third quarter 1994 were 2 mbpd higher than the same period last year. Initial crude oil sales volumes in South America were partially offset by lower Indonesian oil entitlements. The average worldwide oil price received in the third quarter 1994 was $16.54 per barrel compared to $16.86 per barrel for the same period in 1993.

U.S. natural gas sales for the third quarter 1994 were 211 million cubic feet per day ("mmcfpd"), a decrease of 156 mmcfpd from the third quarter 1993. The decline was largely driven by the loss of production from properties sold as well as lower quantities of gas purchased for resale. The average gas price received in the United States was $1.72 per thousand cubic feet ("mcf") in the third quarter 1994, down $0.32 per mcf from the same period last year.

Natural gas liquids sales in the U.S. were 18 mbpd for the third quarter 1994, up 3 mbpd from the same period a year ago. The average sales price for natural gas liquids in the third quarter 1994 was $10.45 per barrel, a decrease of $0.41 per barrel from 1993.

Operating expenses for both the quarter and nine-month period ending September 30, 1994 were lower than the same periods a year ago partially due to the elimination of operating costs for the properties sold. Additionally, higher U.S. gathering and processing costs were incurred in the first five months of 1993 during the transition period from the old processing facility to the new Sunray gas plant.

Gas purchase costs of $21 million for the third quarter of 1994 were $17 million lower than the third quarter 1993 primarily as a result of the reduction in volumes of gas purchased for resale. Overall, exploration costs were lower in 1994 due to the Company's revised strategy.

Depreciation, depletion and amortization ("DD&A") for both the third quarter and year-to-date 1994 was lower than the same periods last year due to the elimination of DD&A from properties sold. Offsetting the reduction was higher DD&A in Northwest Java resulting from new production facilities and a higher DD&A rate, as well as higher DD&A in South America resulting from initial production in third quarter 1994.

Interest and debt expenses for both the third quarter and year-to-date 1994 was lower than the comparable periods last year primarily as a result of higher average debt balances and lower capitalized interest. However, throughout 1994, interest income was higher due to higher temporary investments on hand.

Income tax expense was $4 million higher in the third quarter of 1994 as compared to the third quarter of 1993 as a result of foreign taxes associated with initial revenue recognition in South America. Year-to-date 1994 income tax expense was $34 million higher than the same period last year largely driven by the U.S. tax impact from the sale of DSP and oil and gas producing properties in 1994.

The 1993 year-to-date results included a $7 million gain, recorded in "Settlement of litigation," resulting from partial payment of an agreed judgment against Ivan Boesky in a lawsuit arising out of transactions related to the Natomas Company acquisition in 1983. Additionally, a $4 million loss was recorded as a cumulative effect of a change in accounting principle arising from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Post-employment Benefits," which requires an accrual method of recognizing post employment benefits. This expense primarily represents accrued medical benefits for long-term disability recipients. Also included in the 1993 year-to-date results was a $3 million after tax loss representing call premium and unamortized issuance costs for the early retirement of debt.


ACCOUNTING STANDARDS

During 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that all investments in debt securities and certain investments in equity securities be reported at fair value except for those investments which management has the positive intent and the ability to hold to maturity. Investments available-for-sale are classified based on the stated maturity of the securities and changes in fair value are reported as a separate component of stockholders' equity. Trading investments are classified as current regardless of the stated maturity of the underlying securities and changes in fair value are reported in other income. Investments that will be held to maturity are classified based on the stated maturity of the securities. A $2 million valuation reserve in stockholders' equity was recorded as a result of adopting this standard. Adoption of this standard had no impact on current period earnings or cash flow. Prior to the adoption of SFAS No. 115, the Company accounted for its investments in debt securities at amortized cost and classified such investments according to the stated maturity of the underlying securities.


FINANCIAL CONDITION

The Company's net cash provided by operating activities was $56 million for year-to-date 1994 compared to $110 million for the same period last year. Net cash from operating activities before working capital declined $42 million during 1994. Cash flow from operations was negatively impacted by lower crude oil prices, loss of production from U.S. properties sold and costs associated with staff reductions, but was partially offset by additional gas volumes from Northwest Java ($24 million). The 1993 cash flow from operations included the $7 million litigation settlement from Ivan Boesky. Net working capital requirements of $33 million for year-to-date 1994 were $12 million higher than the same time last year due to lower accounts payable as a result of timing of expenditures in Ecuador.

The Company began 1994 with $129 million of cash and cash equivalents. For the nine-month period of 1994, additional cash was provided by operations ($56 million), proceeds from the sale of assets ($376 million) and the release of $41 million in restricted cash. In 1994, the Company redeemed $125 million of its $9.75 Cumulative Convertible Preferred Stock, which was subject to mandatory redemption in 1994 and 1995. The Company also purchased an additional $90 million in short-term investments with a portion of the proceeds from asset sales. After funding expenditures for properties and equipment of $133 million, paying the preferred dividends of $34 million and repaying debt ($69 million net activity), the balance of cash and cash equivalents remained relatively flat compared to the beginning of 1994. In the first nine months of 1993, cash balances on hand of $7 million, cash provided by operations of $110 million, net borrowings of $127 million and net proceeds from the sale/purchase of short-term investments ($95 million) were used to fund expenditures for properties and equipment and preferred dividends.

Expenditures for properties and equipment, including dry hole costs, were $133 million, down $117 million from the same period last year. The Ecuador development project comprised almost half of the 1994 spending. Overall, spending declined as a result of Maxus' reduced capital program for 1994, following the completion in 1993 of the Sunray gas plant and the first phase of the Northwest Java gas project.

On April 25, 1994, DSP sold its interests in Main Pass Blocks 72, 73 and 74 to Pogo Producing Company. On April 26, 1994, Maxus and its subsidiaries sold all of their partnership interests in DSP to affiliates of Burlington Resources Inc. As a result of the sale, Meridian Offshore Company, a Burlington Resources Inc. affiliate, became the managing general partner of DSP. In second quarter 1994, Maxus also sold the McFarlan Field and Grand Isle Block 25, both producing oil and gas properties, to affiliates of Burlington Resources Inc. In total, the Company received $325 million of proceeds and recorded a net gain of $202 million ($155 million net of tax) from these transactions. In the third quarter 1994, the Company sold its geothermal subsidiary, Thermal Power Company, to an affiliate of Calpine Corporation for approximately $58 million in cash and $7 million evidenced by a promissory note payable in three years. Overall, the proceeds from these sales were used to reduce debt by approximately $100 million, redeem $63 million of $9.75 Cumulative Convertible Preferred Stock due in February 1995 and repay $25 million outstanding under the terms of a purchase and sale agreement for crude oil. The remaining cash and investment balances will supplement cash flow from operations to fund program spending and repay maturing debt obligations over the next two years.

During the second quarter of 1994, Maxus Bolivia, Inc., a subsidiary of the Company, signed an agreement to take BHP Petroleum as a partner in its Bolivian oil development project. The Company received $10 million from BHP in exchange for a 50% interest in the project.

In January 1994, the Company issued $60 million of 9 3/8% notes due in 2003.
The proceeds from these debt securities were used to redeem $29 million of long-term debt maturing in 1994 and for general corporate purposes. In the third quarter of 1994, Maxus issued an additional $40 million of medium-term notes due 2004, the proceeds of which were used to repay $30 million of medium-term notes maturing in 1998 and 2001 and $2 million of 9 7/8% notes maturing in 2002.

Working capital (current assets less current liabilities) increased $130 million from December 31, 1993, primarily from the sale of assets during 1994. A portion of the sales proceeds was used to invest in short-term investments and repay current maturities of long-term debt.

With the current level of cash, short-term investments and expected cash from operations, adequate funding is available to meet planned program spending and short-term debt maturities. For the longer term, the Company continues to evaluate alternatives to improve its ability to capitalize on potential growth opportunities.


OTHER EVENTS

In Ecuador, third quarter 1994 gross oil production averaged 23 mbpd from fifteen wells in the Tivacuno, Bogi and Capiron fields. Seven wells in Tivacuno, four in Bogi and four in Capiron are currently on-stream. Total production for the year will be less than previously anticipated because of delays in commencement of production and because initial rates are below expectations.

In September 1994, Maxus Bolivia Inc. signed an oil purchase, sale and transport agreement with Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), the Bolivian state oil company, under which YPFB was invoiced for Maxus' 55% share of crude oil produced from the Surubi Field in the Mamore 1 block. In the third quarter of 1994, gross oil production averaged 3 mbpd from four wells in Bolivia. As a result of the signing of the purchase, sale and transport agreement with YPFB, quarterly results for Bolivia included approximately 1 million barrels of crude oil from long-term tests and actual production, which began in November 1993. Further development drilling is planned later this year and in 1995.

In Venezuela, third quarter 1994 gross oil production averaged 1 mbpd from two wells. One well workover is scheduled to be completed later this year and development drilling of Quiriquire deep fields will begin in 1995 along with shallow well reactivation.

Northwest Java gas volumes during 1994 have been below planned volumes. While deliverability is available at or above contract quantities, the purchaser is taking approximately one-half the contract volume during the transition from traditional sources of fuel to natural gas for electric power generation.

                          PART II.  OTHER INFORMATION

Item 5.  Other Information.

     The ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends for the nine-month period ended September 30, 1994 have been computed on a consolidated basis to be 2.24 and 1.39, respectively. Before non-recurring transactions, the ratio of earnings to fixed charges would have been 1.06 and earnings would have been inadequate to cover combined fixed charges and preferred stock dividends for such period by $47.6 million.

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          12.1 --Statement re Computation of Ratios.
          27.1 --Financial Statement Schedule


     (b)  Reports on Form 8-K.

          Date of Report             Items Reported
          --------------             --------------

          September 9, 1994             2 and 7



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MAXUS ENERGY CORPORATION


                                       By:  G. R. Brown

                                            G. R. Brown, Vice President
                                            and Controller, on behalf of
                                            the registrant and as its
                                            chief accounting officer
November 11, 1994

                                 Exhibit Index



     Exhibit Title                                   Exhibit No.

     Statement re Computation of Ratios                 12.1

     Financial Statement Schedule                       27.1