Form 10-K
period 1994-12-31
MAXUS ENERGY CORP /DE/
filed 1995-03-22
CIK 724176

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                   ON WHICH REGISTERED
     -------------------                                  ---------------------
Common Stock, $1.00 Par Value..........................  New York Stock Exchange
                                                         Pacific Stock Exchange
$4.00 Cumulative Convertible Preferred Stock, $1.00 Par
 Value.................................................  New York Stock Exchange
$2.50 Cumulative Preferred Stock, $1.00 Par Value......  New York Stock Exchange
8 1/2% Sinking Fund Debentures Due April 1, 2008.......  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1995 was approximately $905,000,000.

  Shares of Common Stock outstanding at March 1, 1995--135,540,880.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

  Maxus Energy Corporation ("Maxus" or the "Company") was incorporated in Delaware in 1983 to hold the stock of various corporations, the oldest of which was founded in 1910. The Company, together with its subsidiaries, is an independent oil and gas exploration and production company. Its principal executive offices are located at 717 North Harwood Street, Dallas, Texas 75201-6594, and its telephone number is (214) 953-2000. In this report, the terms "Company" and "Maxus" mean Maxus Energy Corporation, its subsidiaries and their predecessors unless the context otherwise indicates.

  The Company is one of the largest independent oil and gas exploration and production companies in the United States, with ongoing international activity in Indonesia and a number of other countries, and domestic activity primarily in the mid-continent region of the United States. Information concerning outside sales and operating profit by geographic area for the three years ended December 31, 1994 and identifiable assets by geographic area as of December 31, 1994, 1993 and 1992 is presented on page F-8 of this report.

  On February 28, 1995, the Company entered into a merger agreement (the "Merger Agreement") with YPF Sociedad Anonima ("YPF"), a sociedad anonima organized under the laws of the Republic of Argentina, and YPF Acquisition Corp. ("YPFA Corp."), a wholly owned subsidiary of YPF. Pursuant to the Merger Agreement, YPFA Corp. has commenced a tender offer to purchase all of the outstanding shares of the Company's common stock, $1.00 par value (the "Common Stock"), at a price of $5.50 per share in cash (the "Offer"). The Offer is subject to certain conditions, including the conditions that such number of shares of Common Stock constituting a majority of the shares of the Company's voting stock (i.e., the Common Stock and the Company's $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock")) are validly tendered and that financing to complete the Offer and the "Merger" (as defined below) is received by YPF. In connection with the Offer, record holders of Common Stock as of March 22, 1995 will also receive a cash payment of $0.10 per share upon the redemption of the rights attached to shares of Common Stock. Subject to certain conditions, each share of Common Stock not acquired in the Offer will be converted into a right to receive the same price of $5.50 per share and YPFA Corp. will be merged into the Company (the "Merger"). Under the terms of the Merger Agreement, all of the Company's preferred stock would remain outstanding.

  As of the date of this report, no assurance can be given as to whether all conditions to the Offer or the Merger will be satisfied. A number of lawsuits have been filed in the State of Delaware by alleged holders of the Company's outstanding securities seeking, among other things, orders enjoining the consummation of the Offer and the Merger. See Item 3--"Legal Proceedings."

  The Company's sales or transfers between geographic areas were not significant in each year in the three-year period ended December 31, 1994. Operating revenues from export sales to unaffiliated customers located outside the United States were less than 10% of the Company's consolidated sales and operating revenues in each year in the three-year period ended December 31, 1994.

 Exploration and Production

  International. The Company has interests in production sharing contracts with Pertamina, Indonesia's state oil company, for the exploration, development and production of oil and gas in two primary areas in the Java Sea--Southeast Sumatra and Northwest Java. These areas accounted for 89% of the Company's total net production of oil during 1994. The Company's working interest in the Southeast Sumatra production sharing contract under which it acts as operator is 55.7% and in the Northwest Java production sharing contract is 24.3%.

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

  The Company has gas projects in both the Northwest Java and Southeast Sumatra contract areas. In 1992, ARCO, the operator under the Northwest Java production sharing contract, began developing gas reserves. Production from this project began delivery to Jakarta in 1993. Production during 1994 averaged 200 Mmcf per day (gross). In Southeast Sumatra, where the Company has certified (but not booked) 300 Bcf of gross gas reserves, the Company is continuing negotiations with Pertamina for a gas sales contract to supply the Jakarta market.

  During 1994, five exploration and 16 development wells were drilled in the Northwest Java contract area, resulting in three oil and gas discoveries and 14 oil wells, adding reserves to the resource base and increasing production capacity. During 1994, the Company's development/infill drilling program in the Southeast Sumatra contract area resulted in the drilling of 25 development wells which contributed over 15,000 barrels of oil per day of new production.

  The Company is the operator of and has a 35% working interest in the Block 16 project in eastern Ecuador from which production began in 1994. During the year, construction of the production facilities in the northern portion of the Block, the oil pipeline to the southern fields and the 92-mile road to the northern and southern fields was completed, resulting in Block 16 oil being delivered through the Company's blending facilties at Shushufindi for transport to the Pacific Ocean for export. Average production currently ranges from 30,000 to 35,000 gross barrels per day from 17 wells in the Tivacuno, Amo, Bogi and Capiron fields.

  In Bolivia, total daily production is currently approximately 4,300 barrels per day from four wells located in the Surubi Field of the Mamore I Block, a
1.6 million acre concession of which the Company is the operator. Proven Surubi area gross reserves are estimated at 25 million barrels of oil. The Company has agreed to assign 50% of its rights in this concession to a subsidiary of BHP Petroleum. Once the Bolivian government gives its formal approval of this assignment, the Company will have a 50% working interest in the Mamore I Block. In addition, the Company has a 12.5% non-operator's interest in the Secure Block which is adjacent to Mamore I.

  In 1993, the Company signed a contract for the Quiriquire Unit in Venezuela with Lagoven, an affiliate of Petroleos de Venezuela, S.A. The Quiriquire Unit currently produces approximately 1,100 barrels per day of crude oil. The Company's plans for the Quiriquire Unit by mid-year 1997 include a three dimensional seismic program, the drilling of two exploration wells and a field reactivation program. In June 1994, the Company conveyed a 45% interest in the Quiriquire Unit to BP Exploracion de Venezuela S.A., thus reducing its previous 95% interest in the Unit to 50%.

  The Company is also undertaking exploration and production activities in three other foreign areas. In the East China Sea, the Company operates two blocks, one in which it has a 60% working interest and one in which it has a 100% working interest. Two and three dimensional seismic surveys will be acquired on the blocks prior to drilling. In Tunisia, the Company has been evaluating the 1.1 million acre Djebel Oust Block where it expects to complete a well in the second quarter of 1995 and to retain a 40% working interest therein. In Bulgaria, the Company expects to drill its second well on a one million acre block by the end of 1995; the first well was a dry hole.

  The Company's foreign petroleum exploration, development and production activities are subject to political and economic uncertainties, expropriation of property and cancellation or modification of contract rights, foreign exchange restrictions and other risks arising out of foreign governmental sovereignty over the areas in which the Company's operations are conducted, as well as risks of loss in some countries due to civil strife, acts of war, guerrilla activities and insurrection.

  Domestic. The Company currently focuses its domestic exploration and production efforts in the Texas Panhandle and western Oklahoma where it has substantial investments in natural gas gathering systems which are used to aggregate gas produced and purchased by the Company for processing and resale. The

Company owns and operates two gas processing plants in the area: its Sunray plant in Moore County, Texas and a plant in Roger Mills County, Oklahoma. The Sunray plant, which was completed in 1993, incorporates state-of-the-art technology, including a cold box for extraction of helium. It can process approximately 200 million cubic feet of gas per day at peak operation and, as of March 1, 1995, was processing approximately 175 million cubic feet of gas per day.

  The Company had conducted exploration and production activities in federal waters offshore Texas and Louisiana through its ownership of partnership interests in Diamond Shamrock Offshore Partners Limited Partnership ("Offshore Partners"). In April 1994, the Company sold all of these interests for $291 million and in June 1994 sold certain onshore properties for $54 million.

  In September 1994, the Company sold its geothermal business for $60 million in cash and a $6.5 million promissory note due in September 1997.

 Oil and Gas Operations

  Average sales prices and production costs of crude oil and natural gas produced by geographic area for each year in the three-year period ended December 31, 1994 were as follows:

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1994   1993   1992
                                                           ------ ------ ------
United States
 Average Sales Price
  Crude Oil (per barrel).................................. $13.89 $16.99 $18.28
  Natural Gas Liquids (per barrel)........................ $10.02 $11.08 $11.51
  Natural Gas Sold (per Mcf)(a)........................... $ 1.89 $ 2.13 $ 1.80
  Natural Gas Produced (per Mcf)(b)....................... $ 2.10 $ 2.26 $ 2.04
 Average Production Cost (per barrel)(c).................. $ 2.83 $ 3.22 $ 2.91
Indonesia
 Average Sales Price
  Crude Oil (per barrel).................................. $15.61 $17.31 $18.40
  Natural Gas Liquids (per barrel)........................ $ 9.42 $10.57 $11.93
  Natural Gas Sold (per Mcf)(a)........................... $ 2.24 $ 1.30 $ 0.20
  Natural Gas Produced (per Mcf)(b)....................... $ 2.53 $ 2.35 $ 1.50
  Average Production Cost (per barrel)(c)................. $ 6.18 $ 6.67 $ 6.10
South America
 Average Sales Price
  Crude Oil (per barrel).................................. $12.58     NA     NA
  Average Production Cost (per barrel)(c)................. $ 9.36     NA     NA

- --------
(a) The average natural gas price for sales volumes is calculated by dividing the total net sales value for all natural gas sold by the Company, including residue gas remaining after the removal of natural gas liquids, by the annual natural gas sales volume.
(b) The average natural gas price for produced volumes is calculated by dividing the total net value received from the sale of natural gas and natural gas liquids produced by the Company by the annual natural gas production volume.
(c) Production or lifting cost is exclusive of depreciation and depletion applicable to capitalized lease acquisition, exploration and development expenditures. Average production costs are calculated by dividing total costs by the sum of crude oil and equivalent barrels of oil for natural gas production. Gas volumes produced were converted to equivalent barrels of oil by dividing the Mcf volume by six. Six Mcf of gas have approximately the heating value of one barrel of crude oil.

  The Company periodically hedges against the effects of fluctuations in the prices of natural gas through price swap agreements and futures contracts. A hedging program which began with June 1993 production covered an average of 50% of United States production during 1994.

  Information regarding the Company's oil and gas producing activities for 1994, 1993 and 1992 is set forth on pages F-27 through F-30 of this report. The Company's estimates of its net interests in proved reserves are based upon records regularly prepared and maintained by its engineers. In 1994, the Company filed estimates of certain of its proved reserves of crude oil and natural gas in the United States at December 31, 1993 with the United States Department of Energy. The total reserve estimates included therein do not differ by more than 5% from the total reserve estimates for the comparable period for the same reserves included in the Company's filings with the Securities and Exchange Commission.

  The following table shows the Company's average daily sales and net production (after deducting royalty and operating interests of others) by geographic area for each year in the three-year period ended December 31, 1994.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1994 1993 1992
                                                                  ---- ---- ----
United States
 Average Daily Production
  Crude Oil (M barrels)..........................................  2.4  4.9  5.7
  Natural Gas (Mmcf)(a)..........................................  156  208  227
 Average Daily Sales
  Natural Gas Liquids (M barrels)................................  8.2  7.6  8.9
  Natural Gas (Mmcf)(b)..........................................  131  181  200
Indonesia
 Average Daily Production
  Crude Oil (M barrels).......................................... 59.3 62.4 61.9
 Average Daily Sales
  Natural Gas Liquids (M barrels)................................  2.1  1.5  1.6
  Natural Gas (Mmcf).............................................   44   13    8
South America
 Average Daily Production
  Crude Oil (M barrels)..........................................  5.2   NA   NA

- --------
(a) Reflects the average amount of daily wellhead production.
(b) Average daily sales volumes for natural gas production, reduced, in those cases where the gas is processed for extraction of natural gas liquids, by the shrinkage resulting therefrom.

  In addition to gathering and processing a substantial part of the Company's own natural gas, the Company purchases natural gas in the Texas Panhandle and western Oklahoma for resale. The majority of this natural gas is processed through the Company's processing facilities. The table below reflects the average daily sales and average sales prices received for such purchased natural gas and the natural gas liquids extracted in processing during 1994, 1993 and 1992.

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1994   1993   1992
                                                           ------ ------ ------
Average Sales Price
  Natural Gas Liquids (per barrel)........................ $10.12 $11.19 $11.13
  Natural Gas (per Mcf)................................... $ 1.90 $ 1.99 $ 1.70
Average Daily Sales
  Natural Gas Liquids (M barrels).........................    9.7    9.8    9.0
  Natural Gas (Mmcf)......................................    144    184     80

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

  At December 31, 1994, total gross and net productive oil and gas wells, including multiple completions, by geographic area were as follows:

                                                                   GROSS   NET
                                                                   ----- -------
Oil Wells Owned
  United States...................................................   541   285.0
  Indonesia....................................................... 1,039   381.6
  South America...................................................    19     7.3
    Total......................................................... 1,599   673.9
Gas Wells Owned
  United States................................................... 1,365 1,071.6
  Indonesia.......................................................    11     2.7
    Total......................................................... 1,376 1,074.3
Multiple Completions
  United States...................................................    60    51.7
  Indonesia.......................................................    78    18.9
    Total.........................................................   138    70.6

  At December 31, 1994, total gross and net developed and undeveloped acreage by geographic area was as follows:

                                          UNITED              SOUTH     OTHER
                                          STATES  INDONESIA  AMERICA   FOREIGN
                                          ------- --------- --------- ----------
Gross Acres
  Developed Acres........................ 527,861   142,151     6,093        -0-
  Undeveloped Acres...................... 395,903 7,713,221 6,035,644 41,278,549
                                          ------- --------- --------- ----------
    Total................................ 923,764 7,855,372 6,041,737 41,278,549
Net Acres
  Developed Acres........................ 454,712    53,938     2,542        -0-
  Undeveloped Acres...................... 254,823 2,709,626 1,743,769 39,890,044
                                          ------- --------- --------- ----------
    Total................................ 709,535 2,763,564 1,746,311 39,890,044

  Drilling activities of the Company for each year in the three-year period ended December 31, 1994 are summarized by geographic area in the following table:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1994 1993 1992
                                                                  ---- ---- ----
United States
 Net Exploratory Wells Drilled
  Productive.....................................................  1.0  1.7    0
  Dry............................................................  3.5  1.9  1.2
                                                                  ---- ---- ----
    Total........................................................  4.5  3.6  1.2
                                                                  ==== ==== ====
 Net Development Wells Drilled
  Productive..................................................... 22.3 20.2 10.3
  Dry............................................................  1.6  2.2  1.7
                                                                  ---- ---- ----
    Total........................................................ 23.9 22.4 12.0
                                                                  ==== ==== ====
Indonesia
 Net Exploratory Wells Drilled
  Productive.....................................................  0.7    0    0
  Dry............................................................  3.3    0  1.1
                                                                  ---- ---- ----
    Total........................................................  4.0    0  1.1
                                                                  ==== ==== ====
 Net Development Wells Drilled
  Productive..................................................... 17.3 20.9 16.4
  Dry............................................................   .5  9.1  3.5
                                                                  ---- ---- ----
    Total........................................................ 17.8 30.0 19.9
                                                                  ==== ==== ====
South America
 Net Exploratory Wells Drilled
  Productive.....................................................   .4    0    0
  Dry............................................................    0    0    0
                                                                  ---- ---- ----
    Total........................................................   .4    0    0
                                                                  ==== ==== ====
 Net Development Wells Drilled
  Productive.....................................................  4.6    0    0
  Dry............................................................    0    0    0
                                                                  ---- ---- ----
    Total........................................................  4.6    0    0
                                                                  ==== ==== ====
Other Foreign
 Net Exploratory Wells Drilled
  Productive.....................................................    0  2.0    0
  Dry............................................................    0  2.1  2.5
                                                                  ---- ---- ----
    Total........................................................    0  4.1  2.5
                                                                  ==== ==== ====
 Net Development Wells Drilled
  Productive.....................................................    0  2.0    0
  Dry............................................................    0    0    0
                                                                  ---- ---- ----
    Total........................................................    0  2.0    0
                                                                  ==== ==== ====

- --------
  At December 31, 1994, the Company was participating in the drilling of 4 gross and 2.0 net wells in the United States, 3 gross and 1.04 net wells in Indonesia and 2 gross and 1.0 net wells in areas outside the United States other than Indonesia.

 Competition and Markets

  The primary markets for the Company's Indonesian oil production are the Pacific Rim countries, including Japan, China and Indonesia. The increasing environmental consciousness of this region has resulted in premium prices for low sulfur oil such as that produced from the Southeast Sumatra and Northwest Java areas. The Company has ongoing business relationships with government oil companies, utilities, refiners and trading companies which are expected to continue to facilitate sales in this area. The Company is preparing for the sales of increased production in Ecuador, primarily focusing on markets in the United States.

  The Company believes that the long-term potential for growth in natural gas demand in North America remains high due to environmental advantages of natural gas relative to other sources of energy; however, market prices remain extremely volatile, with weather and regional supply and demand imbalances causing the potential for large monthly price swings. The Company has concentrated its domestic natural gas production in its mid-continent division, which encompasses the Texas Panhandle and western Oklahoma. The Company's Sunray gas plant is located near the intersection of three major interstate pipelines, giving the Company a choice of markets for its gas sales, thereby enabling it to maximize prices. Approximately 65% of the Company's natural gas sales in 1994 were made directly to local gas distribution companies and industrial and agricultural users through term contracts, and the remaining 35% was sold on the spot market.

  The Company, as do other independent exploration and production companies, sells crude oil, natural gas and natural gas liquids to a wide number of customers, including refineries, industrial consumers and utilities. Oil and gas are essentially commodities and the Company's production represents only a small fraction of the total world markets for these products. As a result, the prices the Company receives depend primarily on the relative balance between supply and demand in these markets.

  The world oil market continues to be subject to uncertainty. Iraq has not yet legally resumed oil sales due to its failure to agree to United Nations imposed conditions on such sales, but the possibility of renewed Iraqi production continues to overhang the market. Oil prices decreased in 1994 and have not recovered primarily due to additional availabilities from non-OPEC countries and excessive OPEC production coupled with limited demand growth in developed countries.

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

  Many of the Company's United States operations are subject to requirements of the Safe Drinking Water Act, the Clean Water Act, the Clean Air Act (as amended in 1990), the Occupational Safety and Health Act and other federal, as well as state, laws. These laws typically require compliance with associated regulations and permits and provide for the imposition of penalties for noncompliance. For example, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and certain state laws and regulations thereunder address the cleanup of deposits and spills of hazardous substances and the monitoring and maintaining of closed hazardous waste disposal sites. The Clean Air Act Amendments of 1990 may benefit the Company's business by increasing the demand for natural gas as a clean fuel.

  The Company believes that its policies and procedures in the area of pollution control, product safety and occupational health are adequate to prevent unreasonable risk of environmental and other damage, and of resulting financial liability, in connection with its business. Some risk of environmental and other damage is, however, inherent in particular operations of the Company and, as discussed below, the Company has certain potential liabilities associated with former operations. The Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or enforced. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could in the future require material expenditures by the Company for the installation and operation of systems and equipment for remedial measures and in certain other respects.

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

  In addition, the Company agreed to indemnify Chemicals and Occidental for 50% of certain environmental costs incurred by Chemicals for which notice is given to the Company within 10 years after the Closing Date on projects involving remedial activities relating to chemical plant sites or other property used in the conduct of the business of Chemicals as of the Closing Date and for any period of time following the Closing Date, with the Company's aggregate exposure for this cost sharing being limited to $75 million. The total expended by the Company under this sharing arrangement was about $31 million as of December 31, 1994.

  In connection with the spin-off of Diamond Shamrock R&M, Inc., now known as Diamond Shamrock, Inc. ("DSI"), in 1987, the Company and DSI agreed to share the costs of losses (other than product liability) relating to businesses disposed of prior to the spin-off, including Chemicals. Pursuant to this cost-sharing agreement, the Company bore the first $75 million of such costs and DSI bore the next $37.5 million. Under the arrangement, such ongoing costs are now borne one-third by DSI and two-thirds by the Company. This arrangement will continue until DSI has borne an additional $47.5 million, following which such costs will be borne solely by the Company. As of January 1, 1995, DSI's remaining responsibility is approximately $20 million.

  In 1994, the Company spent $6 million in environmental related expenditures in its oil and gas operations. Expenditures in 1995 are expected to be approximately $10 million.

  The Company's total expenditures for environmental compliance for disposed of businesses, including Chemicals, were $30 million in 1994, $10 million of which was recovered from DSI under the above described cost-sharing agreement. Those expenditures are projected to be approximately $23 million in 1995 after recovery from DSI under such agreement.

  The insurance companies that wrote Chemicals' and the Company's primary and excess insurance during the relevant periods have to date refused to provide coverage for most of Chemicals' or the Company's cost of the personal injury and property damage claims related to environmental claims, including remedial activities at chemical plant sites and disposal sites. In two actions filed in New Jersey state court, the Company has been conducting litigation against all of these insurers for declaratory judgments that it is entitled to coverage for certain of these claims. In 1989, the trial judge in one of the New Jersey actions ruled that there is no insurance coverage with respect to the claims related to the Newark plant (discussed below). The trial court's decision was upheld on appeal and that action is now ended. The other suit, which is pending, covers disputes with respect to insurance coverage related to certain other environmental matters.

  Newark, New Jersey. A consent decree, previously agreed upon by the U.S. Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection and Energy (the "DEP") and Occidental, as successor to Chemicals, was entered in 1990 by the United States District Court of New

Jersey and requires implementation of a remedial action plan at Chemicals' former Newark, New Jersey agricultural chemicals plant. Engineering for such plan, which will include an engineering estimate of the cost of construction, is progressing. Construction will follow and is expected to take four years to complete. The work is being supervised and paid for by the Company pursuant to its above described indemnification obligation to Occidental.

  Studies have indicated that sediments of the Newark Bay watershed, including the Passaic River adjacent to the plant, are contaminated with hazardous chemicals from many sources. Studies performed by the Company and others suggest that contaminants historically discharged by the Newark plant are buried under several feet of more recent sediment deposits and are not moving. The Company, on behalf of Occidental, negotiated an agreement with the EPA under which the Company will conduct further testing and studies to characterize contaminated sediment in a six-mile portion of the Passaic River near the plant site. The Company has been conducting similar studies under its own auspices for several years. Until these studies are completed and evaluated, the Company cannot reasonably forecast what regulatory program, if any, will be proposed for the Passaic River or the Newark Bay watershed.

  Hudson County, New Jersey. Until 1972, Chemicals operated a chromium ore processing plant at Kearny, New Jersey. According to the DEP, wastes from these ore processing operations were used as fill material at a number of sites in Hudson County.

  As a result of negotiations between the Company (on behalf of Occidental) and the DEP, Occidental signed an administrative consent order with the DEP in 1990 for investigation and remediation work at certain chromite ore residue sites in Kearny and Secaucus, New Jersey. The work is being performed by the Company on behalf of Occidental, and the Company is funding Occidental's share of the cost of investigation and remediation of these sites and is currently providing financial assurance for performance of the work in the form of a self-guarantee in the amount of $20 million subject to the Company's continuing ability to satisfy certain financial tests specified by the State. This financial assurance may be reduced with the approval of the DEP following any annual cost review. While the Company has participated in the cost of studies and is implementing interim remedial actions and conducting remedial investigations and feasibility studies, the ultimate cost of remediation cannot be estimated at this time. The Governor of New Jersey issued an Executive Order requiring state agencies to provide specific justification for any state requirements more stringent than federal requirements. The DEP has recently indicated that it may be revising its soil "action level" upwards towards the higher soil screening levels recently proposed by EPA. Such revisions could reduce remediation requirements at these sites.

  Painesville, Ohio. From about 1912 until 1977, Chemicals operated manufacturing facilities in Painesville, Ohio. The operations over the years involved several discrete but contiguous plant sites over an area of about 1,300 acres. The primary area of concern historically has been Chemicals' former chromite ore processing plant (the "Chrome Plant"). For many years, the site of the Chrome Plant has been under the administrative control of the EPA pursuant to an administrative consent order under which Chemicals is required to maintain a clay cap over the site and to conduct certain ground water and surface water monitoring. Many other sites have previously been clay-capped and one specific site, which was a waste disposal site from the mid-1960s until the 1970s, has been encapsulated and is being controlled and monitored. In spite of these many remedial, maintenance and monitoring activities, the former Painesville plant sites have been proposed for listing on the National Priority List under CERCLA. Discussions are underway among the Company, the EPA and the Ohio Environmental Protection Agency ("Ohio EPA") concerning the appropriate scope and nature of any further investigation or remediation that may be required. No estimate can be made at this time of the ultimate cost of investigation and any further remediation.

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

  1. Fields Brook; Ashtabula, Ohio. At the time that Chemicals was sold to Occidental, Chemicals operated a chemical plant at Ashtabula, Ohio which discharges into Fields Brook. Occidental has continued to operate the Ashtabula plant. In 1986, Chemicals was formally notified by the EPA that it was a PRP for the Fields Brook site. The site is defined as Fields Brook, its tributaries and surrounding areas within the Fields Brook watershed. At least 15 other parties are presently considered to be financially responsible PRPs. In 1986, the EPA estimated the cost of sediment remediation at the site would be $48.4 million. The PRPs, including Occidental, have developed an allocation agreement for sharing the costs of the work in Fields Brook ordered by the EPA. Under the allocation, the Occidental share for Chemicals' ownership of the Ashtabula plant would be about five percent of the total, assuming all viable PRPs were to participate.

  In 1990, the Ohio EPA, as state trustee for natural resources under CERCLA, advised previously identified PRPs, including Chemicals, that the Ohio EPA intended to conduct a Natural Resource Damage Assessment of the Fields Brook site to calculate a monetary value for injury to surface water, groundwater, air, and biological and geological resources at the site. Also, although Fields Brook empties into the Ashtabula River which flows into Lake Erie, it is not known to what extent, if any, the EPA will propose remedial action beyond Fields Brook for which the Fields Brook PRPs might be asked to bear some share of the costs. Until all preliminary studies and necessary governmental actions have been completed and negotiated or judicial allocations have been made, it is not possible for the Company to estimate what the response costs, response activities or natural resource damages, if any, may be for Fields Brook or related areas, the parties responsible therefor or their respective shares.

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

  2. French Limited Disposal Site; Crosby, Texas. The PRPs, including Chemicals represented by the Company, entered into a consent decree and a related trust agreement with the EPA with respect to this disposal site. The consent decree has been entered by the federal court as a settlement of the EPA's claim for remedial action. The estimated cost of future remediation is approximately $8 million, of which Chemicals' share is expected to be approximately five percent.

  3. SCP/Carlstadt Site; Carlstadt, New Jersey. Chemicals' share of remediation costs at this CERCLA site would be approximately one percent, based on relative volume of waste shipped to the site. A final interim remedy has now been implemented at the site by the PRPs but no estimate can be made at this time of ultimate costs of remediation which may extend to certain off-site locations.

  4. Chemical Control Site; Elizabeth, New Jersey. The DEP has demanded of PRPs (including Chemicals) reimbursement of the DEP's alleged $26 million in past costs for its partial cleanup of this site. The PRPs and the EPA have settled the federal claims for cost recovery and site remediation, and remediation is now complete. Based on the previous allocation formula, it is expected that Chemicals' share of any money paid to the DEP for its claim would be approximately two percent.

 Employees

  As of December 31, 1994, the Company had approximately 2,400 employees.

ITEM 3. LEGAL PROCEEDINGS.

  In connection with the Offer and Merger, the Company has obtained copies of a number of complaints filed in the Chancery Court of the State of Delaware by alleged holders of shares of Common Stock. In the various complaints, the plaintiffs purport to sue individually and on behalf of classes comprised of the holders of shares of Common Stock, stockholders of the Company, or all holders of the Company's securities. The complaints name as defendants the Company, the directors and certain of the officers of the Company, a former director of the Company, and, with respect to some of the complaints, YPF, and allege, among other things, that the defendant directors and officers of the Company breached their fiduciary duties in approving the Offer and the Merger and that YPF aided and abetted the alleged breach of duties. The plaintiffs purport to seek orders enjoining the consummation of the Offer and the Merger (or the rescission of those transactions) or, in the alternative, accountings for any damages to the alleged classes, together with their attorneys' fees and other relief.

  On March 7, 1995, counsel in one of the pending cases filed an amended complaint, which repeated the original allegations and, in addition, asserted that the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed in connection with the Offer and Merger is materially misleading and deficient in a number of respects. At a hearing on March 9, 1995, the Court set March 28, 1995 as the date for a hearing on plaintiffs' request for a preliminary injunction enjoining the Offer and the Merger and directed the parties to proceed with expedited discovery.

  The Company intends to vigorously defend these lawsuits, including the request for a preliminary injunction. The absence of an injunction, among other things, is a condition to YPFA Corp.'s obligation to purchase shares tendered pursuant to the Offer.

  See also the heading "Health, Safety and Environmental Controls" under "Items 1 and 2. Business and Properties" of this report for a description of certain legal proceedings, which description is incorporated herein by reference.

  The Company is involved in various other legal proceedings incidental to its business, the outcome of any of which should not have a material adverse effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

  Inapplicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The principal United States market on which the Common Stock is traded is the New York Stock Exchange. The Common Stock is also listed and traded on the Pacific Stock Exchange, the Basel Stock Exchange (Switzerland), the Geneva Stock Exchange (Switzerland) and the Zurich Stock Exchange (Switzerland). The high and low sales prices for the Common Stock for each full quarterly period during 1994 and 1993 as reported on the New York Stock Exchange Composite Tape are set forth on page F-31 of this report.

  The Company paid no dividends on its Common Stock during 1994 and 1993. Cash flows are currently being dedicated to exploration and development projects rather than to the payment of dividends on Common Stock. The Company intends to continue paying regular quarterly dividends on its $4.00 Preferred Stock, $9.75 Cumulative Convertible Preferred Stock ("$9.75 Preferred Stock") and $2.50 Cumulative Preferred Stock ("$2.50 Preferred Stock").

  The approximate number of record holders of Common Stock at December 31, 1994 was 32,093.

ITEM 6. SELECTED FINANCIAL DATA.

                                  1994      1993      1992     1991      1990
                                --------  --------  -------- --------  --------
OPERATIONS
Sales and operating revenues..  $  682.1  $  786.7  $  718.4 $ 790. 8  $  685.4
Net income (loss) before
 extraordinary item and
 cumulative effect of change
 in accounting principle......     (22.7)    (37.9)     74.2    (11.2)      7.3
Extraordinary item............                (7.1)
Cumulative effect of change in
 accounting principle.........                (4.4)
                                --------  --------  -------- --------  --------
Net income (loss).............  $  (22.7) $  (49.4) $   74.2 $  (11.2) $    7.3
FINANCIAL POSITION
Current assets................  $  441.9  $  404.7  $  391.2 $  205.7  $  232.9
Current liabilities...........     171.0     263.4     327.9    249.3     260.4
Properties and equipment, less
 accumulated
 depreciation, depletion and
 amortization.................   1,088.4   1,305.6   1,138.3  1,075.2   1,077.1
Total assets..................   1,706.7   1,987.4   1,811.6  1,451.5   1,470.2
Long-term debt, including
 portion payable within
 one year.....................     975.6   1,055.1     829.4    788.9     766.5
Deferred income taxes.........     199.3     198.3     152.9    142.9     145.6
Redeemable preferred stock....     125.0     250.0     250.0    250.0     250.0
Stockholders' equity
 (deficit)....................      91.1     147.9     171.6    (55.9)    (23.1)
OTHER DATA
Expenditures for properties
 and equipment--including dry
 hole costs...................  $  166.2  $  340.0  $  261.1 $  272.3  $  272.9
Total exploration and
 development expenditures
 (whether capitalized or
 expensed)....................     194.2     373.8     253.7    300.0     309.2
Preferred dividends paid......      43.6      41.7      41.7     41.7      44.0
Depreciation, depletion and
 amortization.................     140.2     153.6     174.4    203.6     190.5
PER COMMON SHARE
Net income (loss) before
 extraordinary item, and
 cumulative effect of change
 in accounting principle......  $   (.49) $   (.60) $    .27 $   (.52) $   (.38)
Extraordinary item............                (.05)
Cumulative effect of change in
 accounting principle.........                (.03)
                                --------  --------  -------- --------  --------
Net income (loss).............  $   (.49) $   (.68) $    .27 $   (.52) $   (.38)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Maxus responded to many financial and operational challenges in 1994 culminating with Maxus' recent agreement to merge with YPF Acquisition Corp. ("YPFA Corp."), a wholly owned subsidiary of YPF Sociedad Anonima ("YPF"). YPFA Corp. has commenced a tender offer (the "Offer") to purchase all of the outstanding Common Stock for $5.50 per share in cash. If such number of shares of Common Stock constituting a majority of the Company's voting stock (i.e., Common Stock and $4.00 Preferred Stock) are tendered in the Offer and the other conditions to the Offer are satisfied (including the receipt by YPF and YPFA Corp. of financing), the Offer will be followed by a merger in which the remaining Common Stock will be exchanged for the same price of $5.50 per share. Holders of Common Stock on the close of business on March 22, 1995 also will receive a cash payment of $0.10 per share upon redemption of rights issued under Maxus' shareholder rights plan.

  Financially, significant natural gas and crude oil price declines in 1994 contributed to Maxus' decision to streamline operations by decreasing overhead and operating expenses, lowering program spending and redeeming certain preferred stock. During 1994, the Company also sold its interest in Offshore Partners and certain producing oil and gas properties in Maxus' U.S. Southern Division for $325 million net ("the Divested Properties"). Additionally, the Company sold its geothermal subsidiary, Thermal Power Company, for approximately $58 million net in cash and a note for $6.5 million. A portion of the proceeds from these sales was used to reduce debt and redeem 625,000 shares of the $9.75 Preferred Stock for $63 million.

  Operationally, Maxus accomplished many of its objectives in 1994. The Company initiated production from all three of Maxus' South American operations-- Ecuador, Bolivia and Venezuela--with production expected to increase in 1995. The Sunray gas plant experienced its first full year of operation and achieved the operating efficiencies and cost savings (approximately $14 million annually) that had been anticipated. Additionally, net production from the Northwest Java gas project averaged approximately 44 million cubic feet per day ("mmcfpd") during 1994, resulting in $30 million of additional revenues. Although production was below planned volumes in Northwest Java, deliverability is available at or above contract quantities with the purchaser taking approximately one-half the contract volume in 1994 during the transition from traditional sources of fuel to natural gas for electric power generation. In March 1995, the Company received approximately $14 million from the purchaser to settle its 1994 take-or-pay obligation. After fulfillment of 1995 contract requirements, any excess quantities will be used to offset the 1994 take-or-pay settlement.

 Results of Operations

  Maxus reported a net loss of $23 million in 1994 and $49 million in 1993 and net income of $74 million in 1992. Earnings for 1994, 1993 and 1992 included the following special items:

                                                               1994  1993  1992
                                                               ----  ----  ----
                                                                (MILLIONS OF
                                                                  DOLLARS)
      Net income before income taxes, extraordinary item and
       cumulative effect of change in accounting principle.... $ 64  $46   $177
      Add back special items:
        Restructuring:
          Gain on sale of assets.............................. (202)
          Restructuring costs.................................  101
        Settlement of litigation..............................   (1)  (7)  (121)
        Environmental remediation.............................   61   18      6
                                                               ----  ---   ----
      Pre-tax income after adjusting for special items........ $ 23  $57   $ 62

 Comparison of Results
 1994 vs. 1993

  Sales and Operating Revenues. Sales and operating revenues dropped 13%, or $105 million, during 1994 when compared to 1993. The loss of production from the Divested Properties and lower volumes of purchased gas which were aggregated and sold with the production from the Divested Properties accounted for $86 million of the revenue decline. Additionally, worldwide oil and gas prices fell, which further compounded the loss of revenues. However, initial production from South America and new gas production from Northwest Java added $54 million to revenues during 1994, partially offsetting the overall negative revenue variances.

  The Company's total net crude oil production was 67 thousand barrels per day ("mbpd") in 1994, essentially flat compared to 1993. Production from South American operations added five mbpd during 1994 and favorably impacted revenues by $24 million. Crude oil volumes in the United States declined three mbpd, resulting in a $15 million negative volume variance, primarily from the loss of production from the Divested Properties. Crude oil sales from the Company's Indonesian operations were also down approximately three mbpd ($20 million negative volume variance), primarily in Northwest Java. A portion of the 1994 decline was the result of temporary production problems in November, which have been corrected. Also, the 1993 volumes in Northwest Java reflected additional barrels received through cost recovery due to the substantial capital outlay for the gas project, which was completed in late 1993. Maxus' 1994 average worldwide crude price hit a five-year low of $15.31 per barrel, negatively impacting income by $39 million.

  United States natural gas sales volumes fell from 365 mmcfpd to 275 mmcfpd in 1994 with the decline attributable to the loss of production from the Divested Properties and the decrease in purchased gas volumes which were aggregated and sold with the production from the Divested Properties. The decline was partially offset by increased sales volumes of nine mmcfpd from the Company's mid-continent division. United States natural gas revenues declined approximately $83 million during 1994, with $68 million occurring as a result of the Divested Properties and $14 million attributable to declining prices. Maxus' United States natural gas prices averaged $1.95 per thousand cubic feet ("mcf") in 1994 and $2.08 per mcf in 1993.

  Northwest Java gas volumes increased from 13 mmcfpd in 1993 to 44 mmcfpd during 1994. The Company realized an additional $30 million of revenues during 1994 from the Northwest Java gas project, which was completed late 1993.

  Natural gas liquids sales in the United States increased slightly from 17.4 mbpd to 17.9 mbpd in 1994 but average prices received declined from $11.14 per barrel in 1993 to $10.07 per barrel. Overall, liquids revenues were down $5 million compared to 1993 due to the price declines.

  Costs and Expenses. Costs and expenses, excluding restructuring, were $728 million in 1994 compared to $781 million in 1993. The decline was primarily due to the elimination of expenses related to the Divested Properties.

  Overall, operating expenses were down $21 million, of which approximately $15 million related to the Divested Properties. Operating expenses declined in Indonesia as well as in the United States, but were partially offset by the additional operating expenses incurred in South America due to the start-up of production in Ecuador, Bolivia and Venezuela.

  Gas purchase costs were $39 million lower than in 1993 primarily as a result of lower purchased gas prices and the reduction in volumes of purchased gas which were previously aggregated and sold with the production from the Divested Properties.

  Exploration expenses were $24 million lower than 1993 due to management's decision to curtail exploratory spending in new frontiers during 1994. The Company had previously announced its decision to concentrate spending in its core areas of the United States and Indonesia and its emerging areas in South America.

  Depreciation, depletion and amortization ("DD&A") declined $13 million in 1994. The Divested Properties created a $32 million favorable variance. Partially offsetting this favorable variance was a $7 million increase in DD&A in South America due to the start-up of production in Ecuador, Bolivia and Venezuela. DD&A in Indonesia was also up $13 million as a result of higher DD&A rates and additional depreciation from the Northwest Java gas project, which came on-stream in fourth quarter 1993.

  The Company increased its reserve for environmental liabilities in 1994 by $60 million, primarily in response to the EPA's recently proposed chromium clean-up standards and for additional costs expected to be incurred at the Company's former Newark, New Jersey plant site. The 1993 environmental accrual of $18 million related to expected costs of engineering studies for the Passaic River in New Jersey and the Newark plant site.

  Restructuring. The 1994 results reflect a $101 million pre-tax net benefit from the Company's restructuring activities, which included a pre-tax gain of $202 million from the Divested Properties. This gain was partially offset by restructuring costs, including a non-cash, pre-tax $70 million write-off associated with the Company's undeveloped Alaska coal leases, the development of which does not fit within the Company's revised strategy to commit funds only to oil and gas exploration and production primarily in core and emerging areas. The restructuring also included costs associated with staff reductions and the write-off of non-producing assets outside the Company's core areas. As a result of the restructuring, Maxus expects annualized cost savings of approximately $35 million due to lower administrative costs and exploration expenditures.

  Other Revenues, Net. Other revenues, net were approximately $25 million lower in 1994 compared to 1993. Approximately half of this change was due to a loss of $13 million stemming from the sale of the Company's geothermal subsidiary in the third quarter of 1994. The balance of the 1994 decrease was due to gains recorded on the sale of investments in U.S. Treasury notes and other securities of $12 million during 1993.

  Income Taxes. The Company's provision for income taxes in 1994 was comprised primarily of Indonesian income tax. The 1994 Indonesian tax was $12 million less than that of 1993 as a result of lower operating profit.

  U.S. and state taxes increased $9 million in 1994 compared to 1993. This increase was the result of tax on asset sales, which was offset by tax benefit from the write-off of undeveloped Alaska coal leases and the favorable resolution of a federal tax refund suit.

  Change in Accounting Principle. In 1993, Maxus adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires an accrual method of recognizing postemployment benefits. Prior to 1993, postemployment benefit expenses were recognized on a pay-as-you-go basis. The Company recognized a one-time charge of $4 million to recognize the cumulative effect of the change in accounting for postemployment benefits. This liability primarily represented medical benefits for long-term disability recipients.

  Extraordinary Item. During 1993, the Company recorded an extraordinary loss of $7 million after tax, representing call premium and unamortized issuance costs for the early retirement of debt. Approximately $115 million of outstanding 11 1/4% sinking fund debentures were redeemed at 105.329% of the principal amount.

 Comparison of Results
 1993 vs. 1992

  Sales and Operating Revenues. Sales and operating revenues increased 10% from 1992 levels as a result of rising U.S. natural gas prices and increased volumes, partially offset by a drop in worldwide crude oil prices. The 1993 average U.S. gas price of $2.08 per mcf was $.31 per mcf higher than that of 1992, producing a $42 million favorable revenue variance. Additionally, sales of purchased gas volumes rose significantly during 1993, contributing an incremental $54 million to revenue. Maxus' 1993 average worldwide crude price of $17.28 per barrel was $1.11 per barrel lower than 1992, negatively impacting revenues by $29 million.

  The Company's total net crude oil production, over 90% of which came from Indonesian operations, was 67 mbpd in 1993, essentially flat compared to 1992. Crude oil volumes decreased in both Southeast Sumatra and the United States. Marketing constraints during the fourth quarter of 1993 as well as natural declines were contributing factors in Southeast Sumatra's $17 million unfavorable volume variance for 1993. Crude oil volumes in the United States declined from 1992 resulting in a $6 million negative volume variance, primarily from the loss of volumes due to the divestiture of the remaining Rocky Mountain properties during 1992. Only Northwest Java had increased volumes during 1993 ($20 million positive volume variance), reflecting additional barrels received through cost recovery due to the capital outlay for the gas project during 1993.

  U.S. natural gas sales volumes rose from 280 mmcfpd in 1992 to 365 mmcfpd in 1993 with the increase attributable to additional sales of gas purchased for processing and/or resale. Produced volumes, however, dropped slightly as a result of natural declines.

  Costs and Expenses. Costs and expenses were $781 million in 1993 as compared to $681 million in 1992. Increased gas purchase costs and operating expenses were the principal factors in this increase, partially offset by lower DD&A.

  Escalating domestic gas prices as well as additional volumes of gas purchased for processing and/or resale caused gas purchase costs to increase $90 million from 1992. However, the increased costs were exceeded by higher revenues received upon sale of the processed gas and natural gas liquids.

  Operating expenses increased $23 million in 1993. Southeast Sumatra incurred higher production expenses for well workover and repair and contract vessels, as well as additional costs associated with repairing a pipeline leak in the Intan field. Operating expenses also reflect the adoption, effective January 1, 1993, of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its retiree benefit plans. Under SFAS 106, the Company is required to accrue the estimated costs of retiree benefit payments, other than pensions, during employees' active service period. The Company previously expensed the costs of these benefits, principally medical, as claims were incurred. For 1993, the Company's postretirement benefit cost was $7 million, a $3 million increase over the 1992 expense, which was recorded using the pay-as-you-go method.

  DD&A declined $21 million from 1992 largely due to lower rates traceable to Maxus' continued success in finding and developing low-cost reserves. Additionally, decreased production volumes in Indonesia and the United States contributed to the lower overall DD&A for 1993.

  The 1993 environmental accrual of $18 million was $12 million higher than that of 1992, and related to expected costs of engineering studies for the Passaic River in New Jersey and the Newark plant site.

  Litigation Settlement. In November 1992, the Company settled a lawsuit with Ivan Boesky arising out of transactions related to the acquisition of Natomas Company in 1983. The Company received approximately $1 million and $7 million, net of legal costs, from Mr. Boesky in 1994 and 1993, respectively, which was recorded as income.

  In October 1992, Maxus settled a lawsuit against Kidder, Peabody & Co. Incorporated ("Kidder Peabody") also arising out of transactions related to the acquisition of Natomas Company. Under the terms of the settlement, the Company received $165 million in cash, a portion of which represented payment for warrants to acquire eight million shares of Common Stock of the Company at a price of $13 per share for a period of five years. In 1992, the fair market value of the warrants ($10 million) was recorded as an increase to paid-in capital; the remainder of the settlement ($155 million) was recorded as income, net of legal costs. The settlement was not taxable for federal income tax purposes.

  In 1992, the Company recorded a $20 million non-cash write-off of a receivable related to an unfavorable New Jersey appellate court ruling that a war risk exclusion in certain of the Company's insurance policies precluded recovery from insurance carriers of an earlier settlement of claims by Vietnam veterans concerning Agent Orange. The Company had previously recorded the expected recovery as a receivable.

  Other Revenues, Net. Other revenues, net were approximately $15 million higher in 1993 compared to 1992. Maxus recorded higher interest income and gains on the sale of its investment in United States Treasury notes and other securities in 1993.

  Income Taxes. The Company's provision for income taxes in 1993 was comprised almost entirely of Indonesian taxes. The provision for income taxes decreased $18 million in 1993 compared to 1992, despite a $3 million increase in operating profit before the non-taxable litigation settlements. The provision for income taxes decreased primarily due to lower taxable Indonesian income, partially offset by lower foreign exploratory expenses, which had no tax effect.

  In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The adoption, which was made prospectively, had no impact on 1993 earnings or cash flow; however, $21 million of deferred tax liabilities, which were considered current under Statement of Financial Accounting Standards No. 96, were reclassified as noncurrent and $4 million of deferred tax assets were reported as current assets.

 Liquidity and Capital Resources

  Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to satisfy its financial needs. Maxus' primary needs for cash are to fund its exploration and development program, service debt, pay existing trade obligations, meet redemption obligations on redeemable preferred stock and pay dividends to preferred stockholders. The Company's primary sources of liquidity have been from operating activities, asset sales, debt financing and equity issuances. Absent further price declines in 1995, in management's opinion, cash on hand and cash from operations will be adequate to fund the 1995 program spending budget, service debt and pay dividends and trade obligations. Should a substantial decline in prices occur, Maxus could reduce program spending, since a portion of the program is discretionary and could be delayed if adequate cash were not available to fund the total planned expenditures.

  The Company's current ratio (the relationship between current assets and current liabilities) for 1994 increased to 2.4 from 1.5 at year-end 1993. Accounts payable were $35 million lower than 1993 primarily due to the timing of expenditures in Ecuador. Income taxes changed from a net payable to a net receivable due to an income tax refund of approximately $24 million expected to be received during 1995. Additionally, the current portion of debt was $5 million at December 31, 1994, compared to $40 million at December 31, 1993. Maxus repaid a portion of its 1995 debt maturities during 1994 with the proceeds from asset sales.

  Operating Activities. Net cash provided by operating activities totaled $70 million and $137 million in 1994 and 1993, respectively. Excluding the change in working capital requirements, net cash from operating activities was $58 million lower in 1994 than 1993. Cash flow from operations was negatively impacted by lower crude oil and natural gas prices, the loss of production from the Divested Properties and costs associated with staff reductions, but was partially offset by additional gas volumes from Northwest Java

($30 million). The 1993 cash flow from operations included the $7 million litigation settlement from Ivan Boesky. Net working capital requirements of $42 million for 1994 were $9 million higher than last year due to lower accounts payable primarily as a result of timing of expenditures in Ecuador.

  Excluding the Kidder Peabody and Ivan Boesky litigation settlements, net cash provided by operating activities would have been $130 million in 1993 and $151 million in 1992. Net cash provided by operating activities, before the change in working capital, was relatively flat from year to year. Falling worldwide crude prices and sales volumes negatively impacted Maxus during 1993, but the impact was substantially offset by the $.31 per mcf favorable increase in the price of natural gas. Additionally, working capital requirements increased $19 million during 1993 primarily due to voluntary production curtailments in Indonesia during the fourth quarter of 1993. The Company ended 1993 with an underlift receivable compared to an overlift liability in 1992.

  Investing Activities. The Company significantly reduced its capital spending in 1994, with spending concentrated in core areas of the United States and Indonesia, plus development of the emerging areas: Block 16 in Ecuador, the Mamore Block in Bolivia and the Quiriquire Block in Venezuela. Approximately 45% of the 1994 capital spending was for development of oil reserves in South America. Initial production began in the third quarter of 1994 in Ecuador, Bolivia and Venezuela.

  Spending in Ecuador in 1994 was $31 million below 1993 as spending for major infrastructure and facilities was being completed. In 1993, the development of gas reserves in Northwest Java and development of Block 16 in Ecuador alone accounted for $167 million of spending. The Northwest Java gas project was completed in the fourth quarter of 1993. Additionally, construction of the Sunray gas plant in the Texas Panhandle, which was started in mid-1991, was completed during first quarter 1993.

  On April 25, 1994, Offshore Partners sold its interests in Main Pass Blocks 72, 73 and 74. On April 26, 1994, Maxus and its subsidiaries sold all of their partnership interests in Offshore Partners. In second quarter 1994, Maxus also sold the McFarlan Field and Grand Isle Block 25, both producing oil and gas properties. In total, the Company received $325 million of net proceeds and recorded a pre-tax gain of $202 million from these transactions. A portion of the proceeds from these sales was used to reduce senior debt by $70 million net and to prepay a $63 million redemption obligation with respect to 625,000 shares of $9.75 Preferred Stock which otherwise would have been due in February 1995.

  During the second quarter of 1994, Maxus Bolivia, Inc., a subsidiary of Maxus, signed an agreement to take BHP Petroleum ("BHP") as a partner in its Bolivian oil development project. The Company received $10 million from BHP in exchange for a 50% interest in the project. Also during the second quarter of 1994, Maxus Venezuela (C.I.) Ltd. ("Maxus Venezuela"), a subsidiary of Maxus, signed an agreement with BP Exploracion de Venezuela S.A. ("BP"), granting BP a 45% interest in the Quiriquire Unit in eastern Venezuela. Maxus Venezuela remains the operator with a 50% interest and Otepi Consultores, a Venezuelan company, holds the remaining 5%.

  As part of its strategy to focus on core and emerging exploration and production areas, the Company sold its geothermal subsidiary, Thermal Power Company, in September 1994 for $58 million net in cash and a $6.5 million promissory note payable in three years. The Company recorded a loss of $13 million on the transaction.

  In comparison to 1994, the Company received only $35 million of cash during 1992 and 1993 from the sale of non-strategic United States oil and gas properties.

  Maxus substantially increased its short-term investments during 1992, with the purchase of approximately $121 million in United States Treasury notes, which were to be held to partially fund the program spending budget and cover working capital fluctuations during 1993. In 1993, the Company purchased an additional $52 million of United States Treasury notes and subsequently sold $142 million of the total balance realizing a gain of $8 million. Additionally, during 1993, Maxus received stock and other securities from The LTV Corporation ("LTV") in settlement of its bankruptcy claims against LTV. The Company sold these securities for approximately $22 million, realizing a $2 million gain. During 1994, the Company purchased an additional $112 million of short-term investments with the proceeds from the sales of assets. These investments are being held to partially fund the program spending budget during 1995.

  Effective October 1992, Maxus terminated its $150 million bank revolving credit agreement ("Credit Agreement"), which historically had been used to provide backing for letters of credit. Upon termination of the Credit Agreement, the Company used $94 million of cash to collateralize outstanding letters of credit. During 1993, the Company used an additional $36 million of cash as collateral for its spending commitment in Venezuela. The $36 million in restricted cash backing the letters of credit in Venezuela was released in 1994 when the Company took on a partner and reduced its interest to 50%.

  Financing Activities. Over the three-year period from 1992 through 1994, Maxus has taken steps to restructure its debt and equity position. The overall intent was to provide immediate funding for its major development and construction projects (the Sunray gas plant, the Northwest Java gas project and the development of Block 16 in Ecuador) and to match the repayment schedules of the debt with the future cash flow expected from the projects while maintaining necessary working capital balances required for flexibility. The Company was able to take advantage of lower interest rates and, at the same time, the average debt maturities were extended.

  The 1992 financing activities resulted in minimal debt increases with cash from operations virtually covering the Company's investing activities. Unlike 1992, debt rose significantly in 1993. The completion of two of the major projects and the near completion of the initial phase of the Ecuador project contributed to the substantial increase in the Company's 1993 capital expenditures as compared to 1992. To cover the shortfall between cash from operations and the cash used in investing activities, incremental new debt was issued. Of the $412 million proceeds received in 1993 from the issuance of long-term debt, $204 million was used to refinance currently maturing debt and to fund the early retirement of a portion of the Company's 11 1/4% sinking fund debentures, with the remainder partially funding the 1993 program spending budget.

  During 1994, the Company issued $101 million of additional long-term debt. Debt issuances, along with a portion of the proceeds from asset sales, were used to repay approximately $170 million of debt obligations due in 1994 and beyond and to prepay a $63 million redemption obligation with respect to 625,000 shares of $9.75 Preferred Stock due in February 1995.

  In 1993, Maxus issued a new class of preferred stock, the $2.50 Preferred Stock. Of the $85 million in net proceeds received from the offering, $63 million was used to redeem 625,000 shares of $9.75 Preferred Stock as required in February 1994. The 1992 financing activity also included a Common Stock offering which netted Maxus $179 million.

 Accounting Standards

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that all investments in debt securities and certain investments in equity securities be reported at fair value except for those investments which management has the intent and ability to hold to maturity. The cumulative effect of adopting SFAS 115 of $2.4 million has been recorded as a valuation reserve in stockholders' equity. Prior to the adoption of SFAS 115, the Company accounted for its investments in debt securities at amortized cost and classified such investments according to the stated maturity of the underlying securities.

  The Financial Accounting Standards Board has issued a proposed statement addressing the accounting for the impairment of long-lived assets. The proposal would establish guidance for recognizing and measuring impairment losses and would require that the carrying amount of impaired assets be reduced to fair value.

The Company has evaluated the carrying value and fair value (as defined in the proposed statement) of its long-lived assets and has determined, if adopted as proposed, there would be no material impact on the Company's financial statements.

 Environmental Matters

  Like other energy companies, Maxus' operations are subject to various laws related to the handling and disposal of hazardous substances which require the cleanup of deposits and spills. Compliance with the laws and protection of the environment worldwide is of the highest priority to Maxus management. In 1994, the Company spent $6 million in environmental related expenditures for its oil and gas operations. Expenditures in 1995 are expected to be approximately $10 million.

  In addition, the Company is implementing certain environmental projects related to its former chemicals business ("Chemicals") sold to Occidental Petroleum Corporation ("Occidental") in 1986 and certain other disposed of businesses.

  The Company has agreed to remediate the site of the former agricultural chemical plant in Newark, New Jersey as required by a consent decree entered into in 1990 by Occidental, the EPA and the DEP. Pursuant to an agreement with the EPA, the Company is conducting further testing and studies to characterize contaminated sediment in a six-mile portion of the Passaic River near the plant site. The Company has been conducting similar studies under its own auspices for several years.

  Under an Administrative Consent Order issued by the DEP in 1990 covering sites in Kearny and Secaucus, New Jersey, the Company will continue to implement interim remedial measures and to perform remedial investigations and feasibility studies. If necessary, the Company will implement additional remedial actions at various locations where chromite ore residue, allegedly from the former Kearny plant, was utilized, as well as at the plant site.

  Until 1976, Chemicals operated manufacturing facilities in Painesville, Ohio. The Company has heretofore conducted many remedial, maintenance and monitoring activities at this site. The former Painesville plant area has been proposed for listing on the national priority list of Superfund sites. The scope and nature of further investigation or remediation which may be required cannot be determined at this time.

  In the opinion of the Company, environmental remediation has been substantially completed at all other former plant sites where material remediation was required.

  The Company also has responsibility for Chemicals' share of the remediation cost for a number of other non-plant sites where wastes from plant operations by Chemicals were allegedly disposed of or have come to be located, including several commercial waste disposal sites.

  At the time of the spin-off by the Company of Diamond Shamrock, Inc. ("DSI") in 1987, the Company executed a cost-sharing agreement for the partial reimbursement by DSI of environmental expenses related to the Company's disposed of businesses, including Chemicals.

  The Company's total expenditures for environmental compliance for disposed of businesses, including Chemicals, were $30 million in 1994, $10 million of which was recovered from DSI under the cost-sharing agreement. Those expenditures are projected to be approximately $23 million in 1995 after recovery from DSI. At December 31, 1994, $20 million remains to be reimbursed by DSI under the cost-sharing agreement.

  Reserves, net of cost-sharing by DSI, have been established for environmental liabilities where they are material and probable and can be reasonably estimated. At December 31, 1994 and 1993, the reserve balance was $87 million and $38 million, respectively.

 Future Outlook

  As with all international energy companies, Maxus is subject to political and economic uncertainties as well as the risk inherent in the exploration for oil and gas reserves. The current business environment requires that a company must be able to adapt and continually reassess its position. Production from Block 16 in Ecuador has steadily increased since start up in mid-1994 with new wells and fields continuing to be brought on stream. However, with the lower worldwide crude oil prices, higher Ecuadorian diesel prices and increases in total project costs reducing the overall economic benefit to the state, the Ecuadorian government has requested Maxus to investigate alternatives for improving project economics. Discussions concerning various alternatives have begun and will likely continue for the next several months. It is not possible to project at this time what, if any, impact these discussions will have on the project's economics. Also in Ecuador, in recent weeks, there has been intermittent military action between the armed forces of Ecuador and Peru over certain national boundary issues. These activities are several hundred miles from Maxus' operations in Block 16 and, in management's opinion, the military actions at current levels do not pose a threat to continued operations in Ecuador but may result in temporary transportation delays of materials through Peruvian waters.

  Maxus currently projects total program spending (capital expenditures plus exploration expenses) for 1995 to be approximately $208 million, compared to $196 million in 1994. Indonesia will receive nearly $97 million, the U.S. Mid-Continent Division $42 million and South America $47 million (of which $32 million is for Ecuador). The remaining $22 million will be allocated to domestic and overseas new ventures. Funding for the 1995 spending program is expected to be provided through cash and cash equivalents on hand at the beginning of the year and expected cash from operations. In addition to the 1995 program, Maxus has financial and/or performance commitments for exploration and development activities in 1996 and beyond which are not material.

  YPF has obtained a commitment letter from The Chase Manhattan Bank (National Association) ("Chase") pursuant to which Chase has agreed to provide credit facilities to YPFA Corp. aggregating up to $600 million to effect the Offer and the Merger. Following the Merger, YPF has informed the Company that it anticipates that some portion of such borrowings will be repaid from the Company's available cash, but that most of such borrowings will be refinanced from the proceeds of loans to be extended by Chase to certain subsidiaries of the Company.

  Management believes that, in general, the recently proposed Merger with YPFA Corp. will provide Maxus with additional financial flexibility to carry out exploration and development activities. However, it is not known what impact the Merger will have on specific programs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item appears on pages F-1 to F-31 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Executive Officers of the Company

  The following table sets forth certain information as of March 1, 1995 concerning the executive officers of the Company.

                                                                                  SERVED
                                                                                   AS AN
                                                                                  OFFICER
             NAME                       POSITION WITH THE COMPANY             AGE  SINCE
             ----                       -------------------------             --- -------
                            Chairman, President
   C. L. Blackburn.........  and Chief Executive Officer                       67  1986
                            Senior Vice President,
   M. C. Forrest...........  Business Development                              61  1992
                            Senior Vice President,
   S. G. Crowell...........  Producing Operations                              47  1987
                            Senior Vice President, Finance and Administration
   G. W. Pasley............  and Chief Financial Officer                       44  1989
   M. J. Barron............ Vice President and Treasurer                       45  1991
   G. R. Brown............. Vice President and Controller                      52  1987
   M. J. Gentry............ Vice President, Administration                     43  1991
   M. Middlebrook.......... Vice President and General Counsel                 59  1984

  Officers are elected annually by the Board of Directors (sometimes referred to as the "Board") and may be removed at any time by the Board. There are no family relationships among the executive officers listed and there are no arrangements or understandings pursuant to which any of them were elected as officers. Each of the officers named above has been employed by the Company during the last five years with responsibilities of the general nature indicated by his title, except as set forth below.

  Mr. Forrest joined the Company in 1992 as special assistant to the Chairman and later that year was elected Vice Chairman and Chief Operating Officer. Prior to 1992, he was with Shell U.S.A. for more than five years, last serving as president of its subsidiary, Pecten International Company. Mr. Forrest was named Senior Vice President, Business Development, in 1994.

  Mr. Crowell joined the Company in 1976 as a geophysicist. Since such time, he has held various positions with the Company, including Senior Vice President, North American Exploration and Production, and Vice President, Administration. Mr. Crowell was named Senior Vice President, Producing Operations, in 1994.

  Mr. Pasley joined the Company in 1984 as Associate Director of Investor Relations. Since such time, he has held various positions with the Company, including Director of Communications, Vice President, Human Resources and Senior Vice President, Operations. Mr. Pasley was name Senior Vice President, Finance and Administration and Chief Financial Officer, in 1994.

  Mr. Barron was elected Vice President and Treasurer of the Company in 1994. Mr. Barron joined Natomas Company in 1982 as a Project Manager. Natomas Company was acquired by the Company in 1983, and Mr. Barron has held various positions with the Company, including Director of Strategic Planning and Vice President, Treasurer and Chief Financial Officer, since such time.

  Mr. Gentry was named Vice President, Administration, in 1994. Mr. Gentry joined the Company in 1975 and has held various positions with the Company, including Associate Director of Management Information Systems Operations, Assistant Treasurer, General Manager of Human Resources and Vice President, Human Resources and General Services, since such time.

  A former Vice President of the Company, L. E. Ardila, filed a Form 3 dated November 8, 1993 that erroneously reported the number of shares of Common Stock beneficially owned by him. After becoming aware of such error, Mr. Ardila filed an amended Form 3 dated January 13, 1995.

Directors of the Company

  Certain information regarding each director, including his age, is set forth below.

 Directors Whose Terms Expire at the 1995 Annual Meeting:

  B. CLARK BURCHFIEL: 60, Schlumberger Professor of Geology, Massachusetts Institute of Technology. B.S. and M.S., Stanford University; Ph.D., Yale University. Member of the National Academy of Sciences and the American Association of Petroleum Geologists. Fellow of the American Academy of Arts and Sciences, the Geological Society of America and the American Geophysical Union. Dr. Burchfiel has been a director of the Company since 1989.

  BRUCE B. DICE: 68, oil and gas consultant and president of Dice Exploration Company, Inc., Houston, Texas, engaged in the business of oil and gas consulting. President of Wadi Petroleum Inc., a family-owned production company. Former president of Transco Exploration Company, Houston, Texas. B.S., University of Michigan; M.S., Michigan State University. Member of the American Association of Petroleum Geologists and the Houston Geological Society. Mr. Dice has been a director of the Company since 1987.

  CHARLES W. HALL: 64, senior partner in the law firm of Fulbright & Jaworski, L.L.P., Houston, Texas. B.A., University of the South; J.D. and L.L.M., Southern Methodist University. Director of Texas Medical Center and Friedman Industries, Inc., Houston; trustee of Southwestern Legal Foundation, M.D. Anderson Foundation, Southwest Research Institute, Sarah Campbell Blaffer Foundation and Institute of Religion. Mr. Hall has been a director of the Company since 1991.

  RAYMOND A. HAY: 65, chairman of Aberdeen Associates, investments; former chief executive officer of The LTV Corporation, Dallas, Texas, engaged in the steel, aerospace, defense and energy business. B.S. (Economics), Long Island University. Director of National Medical Enterprises, Inc. Mr. Hay has been a director of the Company since 1979.

  R. A. WALKER: 38, managing director, Prudential Capital Group, and vice president, The Prudential Insurance Company of America ("Prudential"). B.S.B.A. and M.B.A., University of Tulsa. Mr. Walker has held similar positions with Prudential Capital Group for the past five years. He has been a director of the Company since May 1994 and was elected to the Board by Prudential pursuant to the terms of the $9.75 Preferred Stock.

 Directors Whose Terms Expire at the 1996 Annual Meeting:

  J. DAVID BARNES: 65, chairman emeritus of Mellon Bank Corporation and Mellon Bank, N.A., Pittsburgh, Pennsylvania. B.A., Allegheny College; L.L.B., Harvard Law School. Mr. Barnes has been a director of the Company since 1971.

  CHARLES L. BLACKBURN: 67, Chairman, President and Chief Executive Officer of the Company. Director of Lone Star Technologies, Inc. and Landmark Graphics Corporation. B.S., University of Oklahoma. Member of the Society of Petroleum Engineers, the American Association of Petroleum Geologists and the Executive and Budget Committees of the Mid-Continent Oil and Gas Association. Mr. Blackburn has been a director of the Company since 1986.

  MICHAEL C. FORREST: 61, Senior Vice President of the Company since April 1994 and prior to that Vice Chairman and Chief Operating Officer of the Company. Before joining the Company in 1992, with Shell U.S.A. for more than five years, last serving as president of its subsidiary, Pecten International Company. B.S., St. Louis University. Member of the Society of Exploration Geophysicists, American Association of Petroleum Geologists, Society of Petroleum Engineers and Association of International Petroleum

Negotiators. Director of Amigos de Las Americas and Board of Trustees of Institute of Earth and Man at Southern Methodist University. Mr. Forrest has been a director of the Company since 1992.

  W. THOMAS YORK: 61, Former chairman of the board and chief executive officer of AMF Incorporated, White Plains, New York, manufacturer of leisure and industrial products. B.S. and M.B.A., University of North Carolina. Mr. York has been a director of the Company since 1978.

 Directors Whose Terms Expire at the 1997 Annual Meeting:

  GEORGE L. JACKSON: 66, oil field service consultant, Kerrville, Texas. B.S., Southern Methodist University. Mr. Jackson has been a director of the Company since 1987.

  JOHN T. KIMBELL: 69, president, John Kimbell Associates, Boston, Massachusetts, business consulting firm. B.S., University of Southern California. Director of Hemasure, Marlborough, Massachusetts. Mr. Kimbell has been a director of the Company since 1974.

  RICHARD W. MURPHY: 65, senior fellow for the Middle East, Council on Foreign Relations, New York City, New York; consultant, Kissinger Associates, New York City, New York and member, Board of Advisors, Naval War College. Chairman, Chatham House Foundation (U.S.) and Chairman, Middle East Institute. From 1955 to 1989, United States Department of State, last serving as Assistant Secretary of State for Near Eastern and South Asian Affairs, with the rank of Career Ambassador. B.A., Harvard University; A.B., Emmanuel College, Cambridge University; Doctor of Law (Hon.), New England College and Baltimore Hebrew University. Director of F. Diehl & Son, Inc., retail building supplier, Wellesley, Massachusetts. Mr. Murphy has been a director of the Company since 1990.

  JOSE MARIA PEREZ ARTETA: 60, partner in the law firm of Perez, Bustamante y Perez, Quito, Ecuador. Master of Laws, Southern Methodist University. Attended the Ecole National d'Administration, Paris, France. License in Public and Social Sciences and Doctor at Law, Catholic University of Quito. From 1960 to 1969, Professor of Economic Law and Development at Catholic University. From 1961 to 1963, Head, Legal Department, Ministry of Public Works. Member, Quito Bar Association and International Bar Association. Dr. Perez has been a director since May 1994.

ITEM 11. EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

  Directors who are not employees of the Company receive an annual retainer of $20,000 and a fee of $1,000 for each Board meeting attended and for Board committee meetings attended on days other than those on which the Board meets. Non-employee directors automatically participate in the Director Stock Compensation Plan (the "Stock Compensation Plan"). Under the Stock Compensation Plan, non-employee directors who do not defer their annual retainer under the deferred compensation plan described below receive, in lieu of that portion of their annual retainer allocable to four months in a given calendar year, a number of shares of Common Stock equal to 34% of the amount of their annual retainer ($6,800 in 1994) divided by the closing market price of the Common Stock as of the end of such four-month period, rounded down to the nearest whole share. If a director defers only a portion of his annual retainer or ceases to be a director during the applicable four-month period, the amount of Common Stock he receives in lieu of his annual retainer is proportionally reduced. Under a deferred compensation plan, the annual retainer and/or meeting fees may be deferred in whole or in part at the election of the director. Compensation so deferred may be denominated in dollars or in shares of Common Stock determined by reference to the market price on the business day immediately preceding the date of credit. Share-denominated accounts will be credited with dividends, if any, and dollar amounts will bear interest at a rate indexed to an investment fund selected from time to time by the plan's administrator. The annual rate of such interest accruals for 1995 is 5.34%.

The non-employee directors also participate in the 1992 Director Stock Option Plan (the "1992 Director Plan"). Under the 1992 Director Plan, non-employee directors receive grants of options to purchase 10,000 shares of Common Stock each when first elected and when re-elected as a director. Such options generally are not exercisable for six months, are for a 10-year term, have an exercise price equal to the closing market price on the day preceding the grant date and are not transferable except by will or the laws of descent and distribution. The directors may participate in the Company's health insurance program available to all employees.

EXECUTIVE OFFICER COMPENSATION

  The following tables set forth compensation awarded to, earned by or paid to the executive officers named below in 1992, 1993 and 1994.

                          SUMMARY COMPENSATION TABLE

                                   ANNUAL      LONG TERM COMPENSATION
                                COMPENSATION           AWARDS
                               --------------- -----------------------
                                               RESTRICTED  SECURITIES
                                                 STOCK     UNDERLYING   ALL OTHER
        NAME AND               SALARY   BONUS   AWARD(S)  OPTIONS/SARS COMPENSATION
   PRINCIPAL POSITION     YEAR   ($)     ($)      ($)         ($)          ($)
   ------------------     ---- ------- ------- ---------- ------------ ------------
C. L. Blackburn.........  1994 519,996 200,000      0(1)    185,000      $31,200(5)
 Chairman, President and  1993 512,496 100,000      0             0       30,750(5)
   Chief Executive
   Officer                1992 482,496 500,000      0        65,600       28,950(5)
M. C. Forrest...........  1994 304,020 100,000      0        65,000      $18,241(5)
 Senior Vice President    1993 298,020  75,000      0             0       17,881(5)
                          1992 213,345  85,000      0        50,000       91,508(6)
S. G. Crowell...........  1994 236,544 100,000      0(2)     75,000      $14,193(5)
 Senior Vice President    1993 222,669  60,000      0             0       13,360(5)
                          1992 212,547  95,000      0        20,400       12,753(5)
G. W. Pasley............  1994 208,440 100,000      0(3)     65,000      $12,506(5)
 Senior Vice President    1993 197,640  45,000      0             0       11,930(5)
                          1992 183,540  82,500      0        24,500       11,012(5)
M. Middlebrook..........  1994 186,270  65,000      0(4)     28,000      $11,176(5)
 Vice President and       1993 192,520  30,000      0             0       10,951(5)
   General Counsel        1992 176,895  75,000      0        12,000       10,614(5)

- --------
(1) As of 12/31/94, Mr. Blackburn owned 19,016 shares of restricted stock having an aggregate market value of $64,179.
(2) As of 12/31/94, Mr. Crowell owned 6,260 shares of restricted stock having an aggregate market value of $21,128.
(3) As of 12/31/94, Mr. Pasley owned 3,756 shares of restricted stock having aggregate market value of $12,677.
(4) As of 12/31/94, Mr. Middlebrook owned 2,712 shares of restricted stock having an aggregate market value of $9,153.
(5) These payments represent the Company's matching contributions to the qualified and non-qualified saving plans' accounts of the named executive officers.
(6) $81,708 of the amount shown for Mr. Forrest in the All Other Compensation column for 1992 are associated with his relocation from Houston to Dallas upon his initial employment. The remainder, $9,800, represents the Company's matching contribution to the qualified and non-qualified saving plans' accounts of Mr. Forrest for that year.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                 INDIVIDUAL GRANTS
                         ----------------------------------
                          NUMBER OF    PERCENT OF
                          SECURITIES     TOTAL
                          UNDERLYING  OPTIONS/SARS EXERCISE             GRANT
                         OPTIONS/SARS  GRANTED TO  OR BASE               DATE
                           GRANTED    EMPLOYEES IN  PRICE   EXPIRATION PRESENT
           NAME             (#)(1)    FISCAL YEAR   ($/SH)     DATE    VALUE(2)
           ----          ------------ ------------ -------- ---------- --------
   C. L. Blackburn......   185,000       34.37%     $5.00    6/17/04   $555,000
   M. C. Forrest........    65,000       12.43%     $5.00    6/17/04   $226,850
   S. G. Crowell........    75,000       14.34%     $5.00    6/17/04   $268,500
   G. W. Pasley.........    65,000       12.43%     $5.00    6/17/04   $232,700
   M. Middlebrook.......    28,000        5.35%     $5.00    6/17/04   $100,240

- --------
(1) The named executive officers were granted the stated number of options and a like number of SARs in tandem with the options. Both the options and tandem SARs become exercisable on June 16, 1995.

(2) The grant date present value was determined using a variation of the Black-Scholes option pricing model. In determining such value, the expected volatility of the Common Stock was assumed to be 50%, the risk-free rate of return was based on zero coupon Treasury yields as listed in The Wall Street Journal on June 16, 1994 for trading activity on June 15, 1994 (ranging from 5.09% to 7.31%), no dividend yield was assumed since dividends are not currently paid on Common Stock, and the time of exercise was assumed to be immediately before expiration of the options. No adjustments were made for non-transferability or risk of forfeiture, except that an adjustment was made to reflect the probability of retirement based on actuarial estimates and retirement no later than age 70.

            AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

                                                      NUMBER OF
                                                     SECURITIES      VALUE OF
                                                     UNDERLYING     UNEXERCISED
                                  SHARES             UNEXERCISED   IN-THE-MONEY
                                 ACQUIRED          OPTION/SARS AT  OPTIONS/SARS
                                    ON     VALUE     FY-END (#)    AT FY-END ($)
                                 EXERCISE REALIZED  EXERCISABLE/   EXERCISABLE/
               NAME                (#)      ($)     UNEXERCISABLE  UNEXERCISABLE
               ----              -------- -------- --------------- -------------
   C. L. Blackburn..............     0      N/A    271,933/185,000      0/0
   M. C. Forrest................     0      N/A     50,000/65,000       0/0
   S. G. Crowell................     0      N/A     85,214/75,000       0/0
   G. W. Pasley.................     0      N/A     43,608/65,000       0/0
   M. Middlebrook...............     0      N/A     38,583/28,000       0/0

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

  Change in Control Agreements. The Company has entered into agreements with Mr. Blackburn and each of the other named executive officers which were binding upon execution but become operative only upon the occurrence of a change in control of the Company as defined therein.

  Under these agreements, in the event of a change in control the executive officer will be entitled to continue in the employ of the Company until the earlier of the expiration of the third anniversary of the occurrence of a change in control or the executive's death at an annual base salary of not less than the rate in effect upon the occurrence of a change in control plus an incentive award of not less than the highest such award received by the executive for any year in the three calendar years immediately preceding the change in control. In the event the Company terminates the executive's employment during such term without cause, the executive will be entitled to receive as severance compensation a lump-sum payment equal to the present value of the cash compensation payable under the agreement in the absence of such termination, not to exceed 299% of his "base amount" as defined in the Internal Revenue Code of 1986, as amended (the "Code"), without any reduction for subsequent earnings.

  Under these agreements, continuation of benefits under employee benefit plans of the Company is provided after termination during the remainder of the original term of employment. The agreements include provisions which limit the amounts payable under them in certain circumstances in which the net after-tax amount received by the officer would be reduced as a result of the applicability of the 20% excise tax imposed in respect of certain change in control payments under the Code. The Company has assumed the obligation to pay certain fees and expenses of counsel incurred by the executive officers if legal action is required to enforce their rights under the agreements and has secured such obligation by obtaining a letter of credit issued by a commercial bank.

  Separation Pay Plan. Under the Separation Pay Plan, most employees (other than non-resident aliens), including Mr. Blackburn and the other named executive officers, are eligible for separation pay if their employment is terminated for any reason other than death, voluntary termination of employment, voluntary retirement or discharge for reasons of criminal activity, willful misconduct, gross negligence in the performance of duties or violation of Company policy. The payment to be received under the plan by a particular employee depends on his job classification and length of service and whether termination occurs after the elimination of the employee's position or a change in control of the Company (as defined in the plan). In the case of the named executive officers, the plan provides in most cases for separation pay in an amount equal to two-weeks' base pay for each year of service with the Company, plus three months' base pay, not to exceed a maximum of 12 months' base pay; and, in the case of a change in control of the Company, separation pay in an amount equal to one month's base pay for each year of service with the Company, but not less than 12 months' base pay nor more than 24 months' base pay. The plan requires that employees sign releases as a condition of receiving separation pay. Executive officers are not entitled to separation pay under the plan to the extent they receive severance payments under the change in control agreements discussed above.

  The transactions contemplated by the Merger Agreement with YPF would constitute a change in control for purposes of the agreements and plan described above.

RETIREMENT PROGRAM

  Effective February 1, 1987, the Company adopted a new retirement income plan (the "New Retirement Income Plan") applicable to most of its employees to replace the Company's former retirement income plans under which such employees ceased to accrue benefits on January 31, 1987. Under the New Retirement Income Plan, a covered employee acquires a right upon retirement to a yearly amount equal to 2% of the employee's earnings during each year from February 1, 1987 forward (rather than on final compensation or average final compensation) without offset for social security benefits. Benefits under the New Retirement Income Plan become vested after five years of service. Benefits may be paid in equal monthly installments, starting on the date of retirement and continuing until death, or employees may select one of a number of optional forms of payment having equal actuarial value as provided in the plan. The benefits payable under the New Retirement Income Plan are subject to maximum limitations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the Code. In the case of the named executives, if benefits at the time of retirement exceed the then permissible limits of such statutes, the excess would be paid by the Company from the "SERP" described below.

  The Company has an unfunded Supplemental Executive Retirement Plan (the "SERP") that provides additional benefits to the Company's highest ranking officer (Mr. Blackburn), the other named executives and to certain executive employees designated by the highest ranking officer. Under the SERP, a participant acquires the right upon retirement to a lump sum amount which is the actuarial equivalent of a straight life or, if married, a 50% joint and survivor annuity payable monthly in an amount equal to (i) the sum of (a) 1.6% of the participant's average monthly compensation in 1986 times his years of service through January 31, 1987, plus (b) 2% of the participant's average monthly compensation after January 31, 1987 times his years of service after January 31, 1987 plus an additional five years less (ii) the amount of the benefits calculated for such participant under the Company's other retirement plans. The maximum benefit payable is 60% of the participant's high three-year average pay. The amounts calculated under the SERP are not subject to any reduction for Social Security and are not determined primarily by final compensation or average final compensation and years of service. If a participant dies while still employed by the Company and is survived by an eligible spouse, his surviving spouse will receive a lump-sum payment equal to the present value of one-half of the benefit which would have been payable to the participant at his normal retirement age under the SERP assuming he had terminated employment with the Company at the time of his death with a vested interest under the SERP and that he survived to his normal retirement age. In the case of retirement after age 55 but before age 60, the supplemental retirement benefits generally will be reduced by 5% for each year that the employee's actual retirement date precedes age 60. The benefits provided under the plan will vest upon completion of five years of service or attainment of age 55.

  The estimated annual benefits payable upon retirement at normal retirement age (or January 1, 1995 in those cases where the participant's age on that date was greater than normal retirement age) under the Company's retirement plans as supplemented by the SERP based on service and compensation through December 31, 1994 for the executive officers named in the compensation table are as follows:
Mr. Blackburn--$180,699, Mr. Forrest --$60,200, Mr. Crowell -- $96,224, Mr.
Pasley -- $54,227 and Mr. Middlebrook--$63,380.

  Whether any amounts actually become payable in whole or in part depends on the contingencies and conditions governing the applicable retirement plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee of the Board of Directors consists of Mr. Barnes, Chairman, Dr. Burchfiel, and Messrs. Hall, Jackson and Murphy. Dr. Burchfiel has, from time to time, served the Company by conducting training workshops and seminars, performing geological research and furnishing consultation with respect to selected potential exploration projects. As consideration for these services in 1994, approximately $32,600 was paid to Dr. Burchfiel individually and approximately $147,000 was paid to Massachusetts Institute of Technology.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BENEFICIAL OWNERSHIP OF SECURITIES

  The following table sets forth the beneficial ownership (as defined in the rules of the Securities and Exchange Commission) as of February 1, 1995 of the Company's equity securities of the directors, the named executive officers and all directors and executive officers as a group. At such date, all directors and executive officers as a group beneficially owned less than 1% of the $4.00 Preferred Stock outstanding and less than 1% of the Common Stock outstanding. None of the directors or executive officers beneficially owned any $9.75 Preferred Stock or $2.50 Preferred Stock.

                                                                  AMOUNT AND NATURE
                                                                    OF SECURITIES
                                                                    BENEFICIALLY
        NAME OF BENEFICIAL OWNER            TITLE OF SECURITY         OWNED(1)
        ------------------------            -----------------     -----------------
 J. David Barnes....................... Common Stock............        22,500(2)
                                        $4.00 Preferred Stock...           -0-
 C. L. Blackburn....................... Common Stock............       375,962(3)
                                        $4.00 Preferred Stock...           -0-
 B. Clark Burchfiel.................... Common Stock............        10,000(2)
                                        $4.00 Preferred Stock...           -0-
 S. G. Crowell......................... Common Stock............       129,110(3)
                                        $4.00 Preferred Stock...           -0-

                                                                        AMOUNT AND NATURE
                                                                          OF SECURITIES
                                                                          BENEFICIALLY
           NAME OF BENEFICIAL OWNER               TITLE OF SECURITY         OWNED(1)
           ------------------------               -----------------     -----------------
 Bruce B. Dice............................... Common Stock............        10,500(2)
                                              $4.00 Preferred Stock...           -0-
 Michael C. Forrest.......................... Common Stock............        67,048(4)
                                              $4.00 Preferred Stock...           -0-
 Charles W. Hall............................. Common Stock............        11,000(2)
                                              $4.00 Preferred Stock...           -0-
 Raymond A. Hay.............................. Common Stock............        10,319(2)
                                              $4.00 Preferred Stock...           -0-
 George L. Jackson........................... Common Stock............        20,000(2)
                                              $4.00 Preferred Stock...           -0-
 John T. Kimbell............................. Common Stock............        21,023(2)
                                              $4.00 Preferred Stock...           -0-
 M. Middlebrook.............................. Common Stock............        55,563(3)
                                              $4.00 Preferred Stock...           133
 Richard W. Murphy........................... Common Stock............        21,000(2)
                                              $4.00 Preferred Stock...           -0-
 George W. Pasley............................ Common Stock............        67,211(3)
                                              $4.00 Preferred Stock...           -0-
 Jose Maria Perez Arteta..................... Common Stock............        10,000(2)
                                              $4.00 Preferred Stock...           -0-
 R. A. Walker................................ Common Stock............        10,000(2)(5)
                                              $4.00 Preferred Stock...           -0-
 W. Thomas York.............................. Common Stock............        20,200(2)
                                              $4.00 Preferred Stock...           -0-
 Directors and executive officers as a group. Common Stock............       988,906(3)(4)(5)
                                              $4.00 Preferred Stock...           133

- --------

(1) These amounts include shares of Common Stock covered by options exercisable within 60 days, as follows: Mr. Barnes, 20,000; Mr. Blackburn, 271,933; Dr. Burchfiel, 10,000; Mr. Crowell, 85,214; Mr. Dice, 10,000; Mr.
    Forrest, 50,000; Mr. Hall, 10,000; Mr. Hay, 10,000; Mr. Jackson, 20,000;
    Mr. Kimbell, 20,000; Mr. Middlebrook, 38,583; Mr. Murphy, 20,000; Mr. Pasley, 43,608; Dr. Perez, 10,000; Mr. Walker, 10,000; Mr. York, 20,000;
    and all directors and executive officers as a group, 733,009.
(2) These amounts do not include $6,800 worth of Common Stock the non-employee directors are entitled to under the Stock Compensation Plan which such directors are expected to receive following the consummation or termination of the Offer. Assuming a market value of $5.50 per share of Common Stock, each such non-employee director will receive 1,236 shares of Common Stock not reflected above.
(3) These amounts include shares of "restricted stock," i.e., Common Stock subject to restriction for a period of years, as to which the holders have sole voting power, but no investment power, during the restricted period, as follows: Mr. Blackburn, 19,016; Mr. Crowell, 6,260; Mr. Pasley, 3,756; Mr. Middlebrook, 2,712; and all directors and executive officers as a group, 38,424.
(4) Includes 4,699 shares of Common Stock held pursuant to the Savings Plan for the account of Mr. Forrest as to which his rights are not fully vested.
(5) Does not include shares owned by Prudential, as to which Mr. Walker disclaims beneficial ownership.

  To the knowledge of the Company, as of February 1, 1995, no person beneficially owned more than 5% of any class of the Company's voting securities except as set forth below:

                                                         AMOUNT AND
                                                         NATURE OF
                                                           SHARES
                                                        BENEFICIALLY   PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER    TITLE OF CLASS     OWNED       OF CLASS
- ------------------------------------    --------------- ------------   --------
The Prudential Insurance Company of
America................................    Common Stock   8,039,242(1)    5.6%
 Prudential Plaza                       $9.75 Preferred   1,250,000(2)  100.0%
 Newark, New Jersey 07102-3777          Stock
Brinson Holdings, Inc. ................    Common Stock  11,327,200(3)    8.4%
 209 South LaSalle
 Chicago, Illinois 60604-1295
Kidder, Peabody Group Inc. ............    Common Stock   8,000,000(4)    5.6%
 10 Hanover Square
 New York, New York 10005
State Treasurer........................    Common Stock  10,733,500(5)    7.9%
 State of Michigan
 Director of Investments
 P. O. Box 15128
 Lansing, Michigan 88901
Wellington Management Co. .............    Common Stock  11,118,610(6)    8.2%
 75 State Street
 Boston, Massachusetts 02109

- --------

(1) Prudential reported on Amendment No. 6 to Schedule 13G, dated January 31, 1995, in connection with beneficial ownership at December 31, 1994, that it had sole dispositive and voting power with respect to 59,837 shares of the Common Stock indicated above as beneficially owned by it, shared voting power with respect to 66,305 of such shares and shared dispositive power with respect to 69,405 of such shares. Prudential indicated that it may have direct or indirect voting and/or investment discretion over 129,242 of such shares which were held for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies and/or other affiliates. It also indicated that the remainder of shares reported by it resulted from the assumed conversion of shares of $9.75 Preferred Stock. Except as provided in Footnote 2 below, the information herein regarding such shares assumes that Prudential's ownership thereof has not changed as of February 1, 1995, and is included in reliance on such Amendment No. 6.

(2) On February 28, 1995, the Company and Prudential entered into an agreement pursuant to which Prudential has waived certain rights, including conversion rights and registration rights, subject to consummation of the Merger. See Item 13 in this report.

(3) Brinson Holdings, Inc. ("Brinson"), together with its wholly owned subsidiaries Brinson Partners, Inc. ("BPI") and Brinson Trust Company ("BTC"), reported on Amendment No. 1 to Schedule 13G, dated February 13, 1995, in connection with beneficial ownership at December 31, 1994, that BPI had sole voting and dispositive power with respect to 8,471,300 shares shown above as beneficially owned by Brinson and that BTC had sole voting and dispositive power with respect to the remaining 2,855,900 of such shares. The information herein regarding such shares assumes that Brinson's ownership had not changed as of February 1, 1995, and is included in reliance on such Amendment No. 1.

(4) Kidder, Peabody Group Inc. ("Kidder") reported on Schedule 13D dated October 10, 1992 that it owns 8,000,000 warrants, each representing the right to purchase from the Company at any time prior to 5:00 p.m. on October 10, 1997 one share of Common Stock at a price of $13.00 per share. The 8,000,000 shares of Common Stock reported as beneficially owned by Kidder result from the assumed exercise of all 8,000,000 of such warrants. According to said Schedule 13D, General Electric Company is the indirect parent of Kidder. The information herein regarding such shares assumes that Kidder's beneficial ownership thereof had not changed as of February 1, 1995 and is included herein in reliance on such filing, except that the percent of class is based upon the Company's calculations made in reliance upon the information regarding such shares contained in such filing.

(5) Ownership as of February 1, 1995, according to oral advice given by an employee of the State of Michigan to a representative of the Company in February 1995. The State Treasurer is the investment fiduciary for certain retirement systems sponsored by the State of Michigan.

(6) Wellington Management Company ("WMC") reported on Schedule 13G, dated February 3, 1995, in connection with beneficial ownership at December 31, 1993, that, with respect to shares owned by various investment clients of WMC or a subsidiary of WMC, it has shared voting power with respect to 6,946,810 of such shares and shared dispositive power with respect to all of such shares shown above. The information herein regarding such shares assumes that WMC's ownership had not changed as of February 1, 1995, and is included in reliance on such filing, except that the percent of class is based upon the Company's calculations made in reliance upon the information regarding such shares contained in such filing.

MERGER

  On February 28, 1995, the Company entered into the Merger Agreement with YPF and YPFA Corp., the consummation of which will result in a change in control of the Company. See Items 1 and 2 in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Company has business transactions and relationships in the ordinary course of business with unaffiliated corporations and institutions of which certain of its directors, executive officers and substantial stockholders are affiliated, including the transactions discussed below. All such transactions are conducted on an arm's-length basis.

  Prudential is the record or beneficial owner of more than 5% of one or more of the classes of the Company's voting securities. Mr. Walker, an officer of Prudential, was elected as a director of the Company by Prudential as holder of all outstanding shares of the $9.75 Preferred Stock pursuant to the terms thereof. During 1994, the Company offered its employees the opportunity to participate in medical programs administered by Prudential. In addition, during such year Prudential provided services and coverages relating to pension and life insurance plans for retired employees of Gateway Coal Company, a partnership owned by the Company. Further, Prudential provided the Company certain software-related services in 1994. The Company has paid or will pay Prudential approximately $377,000 for these services. The Company and Prudential have agreed that Prudential will continue to perform such services during 1995 and anticipate that the fees for the year will be somewhat higher.

  On February 28, 1995, the Company and Prudential entered into an agreement pursuant to which Prudential agreed to consent to the Merger and, upon consummation of the Merger, to (i) waive certain rights, (ii) waive certain covenants restricting the Company's ability to take certain actions, and (iii) terminate the registration rights associated with the $9.75 Preferred Stock. Pursuant to this agreement, the Company has agreed to (i) waive certain rights, including the right to redeem the $9.75 Preferred Stock at its option and right of first offer with respect to the transfer of the shares of $9.75 Preferred Stock, and (ii) pay to Prudential a restructuring fee of $250,000 upon consummation of the Merger.

  In 1994, the Company paid approximately $140,000 to the law firm of Perez, Bustamante y Perez for legal services rendered in connection with various matters. Dr. Perez, a director of the Company, is a partner in Perez, Bustamante y Perez. It is expected that this law firm will continue to provide legal services to the Company in 1995.

  Dr. Burchfiel has from time to time served the Company by conducting training workshops and seminars, performing geological research and furnishing consultation with respect to selected potential exploration projects. As consideration for these services in 1994, approximately $32,600 was paid to Dr. Burchfiel individually and approximately $147,000 was paid to Massachusetts Institute of Technology.

  In 1994, the Company paid approximately $218,000 to D. L. Black, a former director, for services rendered in connection with the sale of the Company's geothermal business. Mr. Black retired as a director of the Company in May 1994. It is not expected that Mr. Black will continue to provide services to the Company in 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Documents filed as part of this report:

   (1) Financial Statements--The following financial statements appear on pages F-1 through F-24 and pages F-26 through F-31 of this report.

     Consolidated Statement of Operations for the three years ended
       December 31, 1994.

     Consolidated Balance Sheet at December 31, 1994 and 1993.

     Consolidated Statement of Cash Flows for the three years ended
       December 31, 1994.

     Notes to Consolidated Financial Statements.

     Report of Independent Accountants.

     Supplementary Financial Information (unaudited).

     Quarterly Data (unaudited).

   (2) Financial Statement Schedules.

     None

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

   (3) Exhibits.

  Each document marked by an asterisk is incorporated herein by reference to the designated document previously filed with the Securities and Exchange Commission (the "Commission"). Each of Exhibits Nos. 10.1 through 10.18 is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit hereto by Item 14(c) of Form 10-K.

  3.(i)--Restated Certificate of Incorporation of the Company (Exhibit 3.(i) to the Company's Current Report on Form 8-K dated January 24,
         1994).*

  3.(ii)--By-Laws of the Company (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 [the "1992 Form 10-K"]).*

  4.1--Indenture dated as of April 1, 1978 between Diamond Shamrock
         Corporation ("Diamond") and Mellon Bank, N.A. relating to Diamond's $150,000,000 8 1/2% Sinking Fund Debentures due April 1, 2008 (Exhibit 4.1 to the 1992 Form 10-K).*

  4.2--First Supplemental Indenture dated as of January 26, 1984 among the
         Company, Diamond Shamrock Chemicals Company ("Chemicals") and Mellon Bank, N.A. supplementing the Indenture described in Exhibit 4.1 above (Exhibit 4.2 to the 1992 Form 10-K).*

  4.3--Tri Party Agreement dated January 24, 1993 appointing Chemical Bank as successor trustee under the Indenture described in Exhibit 4.1 above (Exhibit 4.3 to the Company's Current Report on Form 8-K dated January 12, 1994 [the "January 12 Form 8-K"]).*

  4.4--Indenture dated as of May 1, 1983 between Diamond and Mellon Bank,
         N.A. relating to unspecified Debt Securities of Diamond (Exhibit 4.4 to the 1992 Form 10-K).*

  4.5--Resolutions of the Board of Directors of Diamond supplementing the Indenture described in Exhibit 4.4 above and establishing terms and conditions of Diamond's $150,000,000 11 1/4% Sinking Fund Debentures due May 1, 2013 (Exhibit 4.5 to the 1992 Form 10-K).*

  4.6--First Supplemental Indenture dated as of January 26, 1984 among the
         Company, Chemicals and Mellon Bank, N.A. supplementing the Indenture and the resolutions described in Exhibits 4.4 and 4.5, respectively, above (Exhibit 4.6 to the 1992 Form 10-K).*

  4.7--Tri Party Agreement dated January 12, 1994 appointing NationsBank of
         Texas, N.A. as successor trustee under the Indenture described in
         Exhibit 4.4 above (Exhibit 4.1 to the January 12 Form 8-K).*

  4.8--Indenture dated as of November 1, 1985 between the Company and Mellon
         Bank, N.A. relating to unspecified Debt Securities of the Company (Exhibit 4.8 to the 1992 Form 10-K).*

  4.9--Resolutions of an ad hoc committee of the Board of Directors of the Company supplementing the Indenture described in Exhibit 4.8 above and establishing terms and conditions of the Company's $150,000,000 11 1/2% Sinking Fund Debentures due November 15, 2015 (Exhibit 4.9 to the 1992 Form 10-K).*

  4.10--Tri Party Agreement dated January 12, 1994 appointing NationsBank of
         Texas, N.A. as successor trustee under the Indenture described in
         Exhibit 4.8 above (Exhibit 4.2 to the January 12 Form 8-K).*

  4.11--Indenture dated as of April 1, 1988 between the Company and Chemical
         Bank relating to unspecified debt securities of the Company (Exhibit
         4.11 to the 1992 Form 10-K).*

  4.12--Officers' Certificate dated June 1, 1988 establishing a series of debt securities ($150,000,000 Medium-Term Notes, Series A) to be issued under the Indenture described in Exhibit 4.11 above (Exhibit
         4.12 to the 1992 Form 10-K).*

  4.13--Indenture dated as of November 1, 1990 between the Company and Chemical Bank relating to unspecified debt securities of the Company (Exhibit 4.13 to the 1992 Form 10-K).*

  4.14--Officers' Certificate dated February 13, 1991 establishing a series of debt securities ($150,000,000 Medium-Term Notes, Series B) to be issued under the Indenture described in Exhibit 4.13 above (Exhibit
         4.14 to the 1992 Form 10-K).*

  4.15--Officers' Certificate dated September 28, 1992 establishing a series of debt securities ($250,000,000 9 7/8% Notes Due 2002) to be issued under the Indenture described in Exhibit 4.13 above (Exhibit 4.15 to the 1992 Form 10-K).*

  4.16--Officers' Certificate dated January 26, 1993 establishing a series of debt securities ($100,000,000 9 1/2% Notes Due 2003) to be issued under the Indenture described in Exhibit 4.13 above (Exhibit 4.16 to the 1992 Form 10-K).*

  4.17--Officer's Certificate dated June 30, 1993 establishing a series of debt securities ($150,000,000 Medium-Term Notes, Series C) to be issued under the Indenture described in Exhibit 4.13 above (Exhibit 4 to the Company's Current Report on Form 8-K dated June 21, 1993).*

  4.18--Officer's Certificate dated September 9, 1993 establishing a series of debt securities ($250,000,000 Medium-Term Notes, Series D) to be issued under the Indenture described in Exhibit 4.13 above (Exhibit 4 to the Company's Current Report on Form 8-K dated September 9,
         1993).*

  4.19--Officer's Certificate dated October 27, 1993 establishing a series of debt securities ($200,000,000 9 3/8% Notes due 2003) to be issued under the Indenture described in Exhibit 4.13 above (Exhibit 4 to the Company's current Report on Form 8-K dated October 20, 1993).*

  4.20--Officer's Certificate dated January 18, 1994 establishing a series of debt securities ($60,000,000 9 3/8% Notes due 2003) to be issued under the Indenture described in Exhibit 4.13 (Exhibit 4 to the Company's Current Report on Form 8-K dated January 10, 1994).*

  4.21--Preferred Stock Purchase Agreement dated February 1, 1987 (the
         "Preferred Stock Purchase Agreement") between the Company and The Prudential Insurance Company of America ("Prudential") (Exhibit 4.17 to the 1992 Form 10-K).*

  4.22--Amendment dated February 8, 1987 to the Preferred Stock Purchase
         Agreement (Exhibit 4.18 to the 1992 Form 10-K).*

  4.23--Registration Rights Agreement dated as of February 1, 1987 between the Company and Prudential (Exhibit 4.19 to the 1992 Form 10-K).*

  4.24--Agreement dated April 12, 1990 amending the Preferred Stock Purchase
         Agreement (Exhibit 4.20 to the 1992 Form 10-K).*

  4.25--Waiver of Certain Rights Relating to $9.75 Preferred Stock dated June
         5, 1990 between the Company and Prudential (Exhibit 4.21 to the 1992 Form 10-K).*

  4.26--Waiver of Certain Equity Offering Rights dated April 12, 1990 between the Company and Prudential amending the Preferred Stock Purchase Agreement (Exhibit 4.22 to the 1992 Form 10-K).*

  4.27--Agreement dated February 28, 1995 between Prudential and the Company
         (Exhibit 2 to the Company's Schedule 14D-9 dated March 3, 1995 [the "Schedule 14D-9"]).*

  4.28--Warrant Certificate No. 1 dated October 10, 1992 issued to Kidder,
         Peabody Group Inc. for 8,000,000 warrants each representing the right to purchase from the Company on or prior to October 10, 1997 one share of common stock, $1.00 par value, of the Company at a price of $13.00 per share (Exhibit 4.23 to the 1992 Form 10-K).*

  4.29--Registration Rights Agreement dated as of October 10, 1992 between
         Kidder, Peabody Group Inc. and the Company (Exhibit 4.24 to the 1992 Form 10-K).*

  10.1--1992 Director Stock Option Plan of the Company, revised as of July
         26, 1994, filed herewith.

  10.2--1992 Long-Term Incentive Plan of the Company (Exhibit 4.1 to the
         Company's Form S-8 Registration Statement No. 33-47538).*

  10.3--1980 Long-Term Incentive Plan of the Company, as amended August 31,
         1983 (Exhibit 4.19 to Post Effective Amendment on Form S-8, amending the Company's Form S-14 Registration Statement No. 2-85403).*

  10.4--1986 Long-Term Incentive Plan of the Company (Exhibit 4.1 to the
         Company's Form S-8 Registration Statement No. 33-6693).*

  10.5--Amendment dated April 29, 1987 to the 1986 Long-Term Incentive Plan of the Company (Exhibit 4.2 to Post Effective Amendment No. 1 to the Company's Form S-8 Registration Statement No. 33-6693).*

  10.6--Performance Incentive Plan of the Company, as amended effective
         January 1, 1986 (Exhibit 10.6 to the 1992 Form 10-K).*

  10.7--Specimen copy of Change of Control Agreement between the Company and its executive officers (Exhibit 10.7 to the 1992 Form 10-K).*

  10.8--Specimen copy of letter agreement between the Company and its executive officers relating to the Agreements referred to in Exhibit
         10.7 above (Exhibit 10.8 to the 1992 Form 10-K).*

  10.9--Employee Shareholding and Investment Supplemental Benefits Plan of the Company, as amended and restated effective January 1, 1991 (Exhibit 10.9 to the 1992 Form 10-K).*

  10.10--Amendment effective as of January 1, 1994 to the plan described in
         Exhibit 10.9 above (Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 [the "1993 Form 10-K"]).*

  10.11--Specimen copy of disability benefit arrangement between the Company and its executive officers (Exhibit 10.10 to the 1992 Form 10-K).*

  10.12--Supplemental Executive Retirement Plan of the Company, effective May
         1, 1987 (Exhibit 10.11 to the 1992 Form 10-K).*

  10.13--Supplemental Executive Retirement Plan of the Company, effective
         March 1, 1990 (Exhibit 10.12 to the 1992 Form 10-K).*

  10.14--Specimen copy of supplemental death benefit arrangement between the Company and its executive officers (Exhibit 10.13 to the 1992 Form 10-K).*

  10.15--Deferred Compensation Plan for Directors of the Company, revised as of April 30, 1991 (Exhibit 10.14 to the 1992 Form 10-K).*

  10.16--Trust Agreement dated December 18, 1986 between the Company and
         AmeriTrust Company National Association (Exhibit 10.15 to the 1992 Form 10-K).*

  10.17--Deferred Compensation Plan for Executives of the Company, effective
         September 28, 1993 (Exhibit 10.17 to the 1993 Form 10-K).*

  10.18--Director Stock Compensation Plan (Exhibit 4.1 to the Company's Form
         S-8 Registration Statement No. 33-55857).*

  10.19--Distribution Agreement dated as of April 22, 1987 between the Company and Diamond Shamrock R&M, Inc. (Exhibit 10.23 to the 1992 Form 10-K).*

  10.20--Rights Agreement dated as of September 2, 1988 between the Company and AmeriTrust Company National Association (Exhibit 10.24 to the 1992 Form 10-K).*

  10.21--Stock Purchase Agreement by and among the Company and Occidental
         Petroleum Corporation, et. al. dated September 4, 1986 (Exhibit
         10.25 to the 1992 Form 10-K).*

  10.22--Agreement of Merger dated as of February 28, 1995 among YPF, YPFA
         Corp. and the Company (Exhibit 3 to the Schedule 14D-9).*

  21.1--List of Subsidiaries of the Company, filed herewith.

  23.1--Consent of Independent Accountants, filed herewith.

  24.1--Powers of Attorney of directors and officers of the Company, filed herewith.

  27.1--Financial Statement Schedule, filed herewith.

  (b) Reports on Form 8-K.

    None.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MAXUS ENERGY CORPORATION

                                                      C. L. Blackburn
                                          By___________________________________
                                                      C. L. Blackburn
                                                  Chairman, President and
                                                  Chief Executive Officer

  March 22, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                 SIGNATURE                                     TITLE
                 ---------                                     -----
             C. L. Blackburn*
- -------------------------------------------
              C. L. Blackburn               Chairman, President and Chief
                                             Executive Officer and Director
               G. W. Pasley*
- -------------------------------------------
               G. W. Pasley                 Senior Vice President, Finance and
                                             Administration, and Chief Financial
                                             Officer (Principal Financial Officer)
               G. R. Brown*
- -------------------------------------------
                G. R. Brown                 Vice President and Controller (Principal
                                             Accounting Officer)
             J. David Barnes*
- -------------------------------------------
              J. David Barnes               Director
            B. Clark Burchfiel*
- -------------------------------------------
            B. Clark Burchfiel              Director
              Bruce B. Dice*
- -------------------------------------------
               Bruce B. Dice                Director
              M. C. Forrest*
- -------------------------------------------
               M. C. Forrest                Director
             Charles W. Hall*
- -------------------------------------------
              Charles W. Hall               Director
              Raymond A. Hay*
- -------------------------------------------
              Raymond A. Hay                Director

            George L. Jackson*
- -------------------------------------------
             George L. Jackson              Director
             John T. Kimbell*
- -------------------------------------------
              John T. Kimbell               Director
            Richard W. Murphy*
- -------------------------------------------
             Richard W. Murphy              Director
         Jose Maria Perez Arteta*
- -------------------------------------------
          Jose Maria Perez Arteta           Director
               R. A. Walker*
- -------------------------------------------
               R. A. Walker                 Director
              W. Thomas York*
- -------------------------------------------
              W. Thomas York                Director

  Lynne P. Ciuba, by signing her name hereto, does hereby sign this report on Form 10-K on behalf of each of the above-named officers and directors of the registrant pursuant to a power of attorney executed by each of such officers and directors.

           Lynne P. Ciuba
*By__________________________________
           Lynne P. Ciuba
          Attorney-in-fact                March 22, 1995

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1994    1993    1992
                                                         ------  ------  ------
                                                         (IN MILLIONS, EXCEPT
                                                              PER SHARE)
Revenues
  Sales and operating revenues.......................... $682.1  $786.7  $718.4
  Litigation settlement.................................     .8     6.8   120.8
  Other revenues, net...................................    8.2    33.6    18.9
                                                         ------  ------  ------
                                                          691.1   827.1   858.1
Costs and Expenses
  Operating expenses....................................  232.7   253.9   231.3
  Gas purchase costs....................................  116.9   155.6    65.5
  Exploration, including exploratory dry holes..........   32.6    56.8    64.6
  Depreciation, depletion and amortization..............  140.2   153.6   174.4
  General and administrative expenses...................   35.4    38.7    37.1
  Taxes other than income taxes.........................   12.9    15.9    15.9
  Interest and debt expenses............................   96.7    88.4    86.9
  Environmental studies and remediation.................   60.5    17.9     5.7
  Restructuring:
    Gain on sale of assets.............................. (201.9)
    Restructuring costs.................................  100.9
                                                         ------  ------  ------
                                                          626.9   780.8   681.4
                                                         ------  ------  ------
Income Before Income Taxes, Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle....   64.2    46.3   176.7
  Income Taxes..........................................   86.9    84.2   102.5
                                                         ------  ------  ------
Net Income (Loss) Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle....  (22.7)  (37.9)   74.2
  Extraordinary item, net of tax benefit of $.1.........           (7.1)
  Cumulative effect of change in accounting principle...           (4.4)
                                                         ------  ------  ------
Net Income (Loss).......................................  (22.7)  (49.4)   74.2
  Dividend requirement on Preferred Stock...............  (43.6)  (41.7)  (41.7)
                                                         ------  ------  ------
Income (Loss) Applicable to Common Shares............... $(66.3) $(91.1) $ 32.5
                                                         ======  ======  ======
Net Income (Loss) per Common Share Before
 Extraordinary Item and Cumulative Effect of Change
 in Accounting Principle................................ $ (.49) $ (.60) $  .27
  Extraordinary item....................................           (.05)
  Cumulative effect of change in accounting principle...           (.03)
                                                         ------  ------  ------
Net Income (Loss) Per Common Share...................... $ (.49) $ (.68) $  .27
                                                         ======  ======  ======
Average Common Shares Outstanding.......................  134.7   133.9   119.6

                See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 31,
                                                            ------------------
                          ASSETS                              1994      1993
                          ------                            --------  --------
                                                              (IN MILLIONS,
                                                             EXCEPT SHARES)
Current Assets
  Cash and cash equivalents................................ $   40.6  $  128.7
  Short-term investments...................................    103.8      33.6
  Receivables, less doubtful receivables...................    152.4     156.8
  Taxes receivable.........................................     23.8
  Inventories..............................................     27.9      24.1
  Restricted cash..........................................     46.4      38.4
  Prepaids and other current assets........................     18.7      23.1
                                                            --------  --------
    Total Current Assets...................................    413.6     404.7
Properties and Equipment, less accumulated depreciation,
 depletion and amortization................................  1,088.4   1,305.6
Investments and Long-Term Receivables......................     40.2      94.2
Restricted Cash............................................     94.2     121.8
Intangible Assets, less accumulated amortization...........     35.8      37.1
Deferred Income Taxes......................................      9.4
Deferred Charges...........................................     25.1      24.0
                                                            --------  --------
                                                            $1,706.7  $1,987.4
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current Liabilities
  Long-term debt........................................... $    4.7  $   39.7
  Accounts payable.........................................     65.1      99.9
  Taxes payable............................................               16.1
  Accrued liabilities......................................    101.2     107.7
                                                            --------  --------
    Total Current Liabilities..............................    171.0     263.4
Long-Term Debt.............................................    970.9   1,015.4
Deferred Income Taxes......................................    199.3     198.3
Other Liabilities and Deferred Credits.....................    149.4     112.4
$9.75 Redeemable Preferred Stock, $1.00 par value
 Authorized and issued shares--1,250,000 and 2,500,000.....    125.0     250.0
Stockholders' Equity
  $2.50 Preferred Stock, $1.00 par value
   Authorized shares--5,000,000
   Issued shares--3,500,000................................      3.5       3.5
  $4.00 Preferred Stock, $1.00 par value
   Authorized shares--5,915,017
   Issued shares--4,358,658................................      4.4       4.4
  Common Stock, $1.00 par value
   Authorized shares--300,000,000
   Issued shares--135,694,722 and 134,373,523..............    135.7     134.4
  Paid-in capital..........................................    988.1   1,026.2
  Accumulated deficit...................................... (1,016.4)   (993.7)
  Minimum pension liability................................    (18.3)    (24.4)
  Valuation reserve on marketable securities...............     (2.4)
  Common Treasury Stock, at cost--295,995 and 173,963......     (3.5)     (2.5)
                                                            --------  --------
    Total Stockholders' Equity.............................     91.1     147.9
                                                            --------  --------
                                                            $1,706.7  $1,987.4
                                                            ========  ========

                       See Commitments and Contingencies.
                See Notes to Consolidated Financial Statements.
 The Company uses the successful efforts method to account for its oil and gas producing activities.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1994     1993     1992
                                                     -------  -------  -------
                                                          (IN MILLIONS)
Cash Flows From Operating Activities:
  Net income (loss)................................. $ (22.7) $ (49.4) $  74.2
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Extraordinary item..............................              7.1
    Cumulative effect of change in accounting
     principle......................................              4.4
    Depreciation, depletion and amortization........   140.2    153.6    174.4
    Dry hole costs..................................     2.8      5.7     12.9
    Write-off of insurance receivable...............                      19.6
    Income taxes....................................    (9.3)    22.3      3.6
    Net gain on sale of assets......................  (166.7)   (13.8)    (3.7)
    Postretirement benefits.........................     6.2      6.6
    Restructuring costs.............................    91.0
    Environmental studies and remediation...........    60.5     17.9      5.7
    Other...........................................     9.2     15.1     24.1
    Changes in components of working capital:
      Receivables...................................    (1.8)   (21.5)   (12.8)
      Inventories, prepaids and other current
       assets.......................................    (2.3)    (6.4)    (2.2)
      Accounts payable..............................   (22.3)     9.0     (2.1)
      Accrued liabilities...........................   (12.5)    (5.2)    30.5
      Taxes payable/receivable......................    (2.8)    (8.8)    (5.4)
      Deferred revenue..............................                     (21.7)
                                                     -------  -------  -------
        Net Cash Provided by Operating Activities...    69.5    136.6    297.1
                                                     -------  -------  -------
Cash Flows From Investing Activities:
  Expenditures for properties and equipment--
   including dry hole costs                           (166.2)  (340.0)  (261.1)
  Expenditures for investments......................   (20.1)   (20.4)   (21.4)
  Proceeds from sales of assets.....................   377.0     20.4     14.1
  Proceeds from sale/maturity of short-term
   investments......................................    10.9    171.3     32.7
  Purchases of short-term investments...............  (111.8)   (53.1)  (146.7)
  Restricted cash...................................    19.6    (35.5)  (104.5)
  Other.............................................   (10.8)   (20.4)    (6.9)
                                                     -------  -------  -------
        Net Cash Provided by (Used in) Investing
         Activities.................................    98.6   (277.7)  (493.8)
                                                     -------  -------  -------
Cash Flows From Financing Activities:
  Net borrowings from joint venture partners........    (4.4)     4.4
  Interest rate swap................................    (7.9)     5.8
  Proceeds from issuance of short-term debt.........    30.0     32.7
  Repayment of short-term debt......................   (69.1)   (32.7)     (.1)
  Proceeds from issuance of long-term debt..........   101.3    412.5    332.0
  Repayment of long-term debt.......................  (137.5)  (203.7)  (291.9)
  Proceeds from issuance of Common Stock............                     178.9
  Proceeds from issuance of Preferred Stock.........             85.7
  Redemption of Preferred Stock.....................  (125.0)
  Proceeds from issuance of Stock Warrants..........                      10.0
  Dividends paid....................................   (43.6)   (41.7)   (41.7)
                                                     -------  -------  -------
        Net Cash Provided by (Used in) Financing
         Activities.................................  (256.2)   263.0    187.2
                                                     -------  -------  -------
Net Increase (Decrease) in Cash and Cash
 Equivalents........................................   (88.1)   121.9     (9.5)
Cash and Cash Equivalents at Beginning of Year......   128.7      6.8     16.3
                                                     -------  -------  -------
Cash and Cash Equivalents at End of Year............ $  40.6  $ 128.7  $   6.8
                                                     =======  =======  =======

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Data is as of December 31 of each year or for the year then ended and dollar amounts in tables are in millions, except per share. Certain data for 1993 and 1992 has been reclassified to conform with the 1994 presentation.

NOTE ONE--SIGNIFICANT ACCOUNTING POLICIES

  The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles, the most significant of which are described below.

 Consolidation and Equity Accounting

  The Consolidated Financial Statements include the accounts of Maxus Energy Corporation and all domestic and foreign subsidiaries (the "Company"). The Company uses the equity method to account for its less than majority owned investments in affiliates and joint ventures ("Associated Companies"). The Company used the proportionate consolidation method to account for its investment in Diamond Shamrock Offshore Partners Limited Partnership ("Offshore Partners"). Under the equity method, the Company recognizes its proportionate share of the net income or loss of Associated Companies currently, rather than when realized through dividends or disposal. All significant intercompany accounts and transactions have been eliminated.

 Statement of Cash Flows

  Investments with maturities of three months or less at the time of acquisition are considered cash equivalents for purposes of the accompanying Consolidated Statement of Cash Flows. Short-term investments include investments with maturities over three months but less than one year.

  Net cash provided by operating activities reflects cash receipts for interest income and cash payments for interest expense and income taxes as follows:

                                                              1994  1993   1992
                                                              ----- ----- ------
      Interest income........................................ $12.4 $13.5 $  7.7
      Interest expense.......................................  98.7  82.0   80.9
      Income taxes...........................................  98.1  73.4  104.1

 Inventory Valuation

  Inventories, consisting primarily of oil and gas tubular goods and supplies, are valued at the lower of cost or market, cost being determined primarily by the weighted average cost method.

 Properties and Equipment

  Properties and equipment are carried at cost. Major additions are capitalized; expenditures for repairs and maintenance are charged against earnings.

  The Company uses the successful efforts method to account for costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all geological and geophysical costs are expensed; all development costs, whether or not successful, are capitalized as costs of proved properties; exploratory drilling costs are initially capitalized, but if the effort is determined to be unsuccessful, the costs are then charged against earnings; depletion is computed based on an aggregation of properties with common geologic structural features or stratigraphic conditions, such as reservoirs or fields. Capitalized costs of proved properties are subject to a ceiling test which limits, on a worldwide basis, the capitalized costs to the estimated undiscounted future net cash flows after tax from such properties assuming current prices and costs. For unproved properties, a valuation allowance (included as an element of depletion) is provided by a charge against earnings to reflect the impairment of unproven acreage.

  Depreciation and depletion related to the costs of all development drilling, successful exploratory drilling and related production equipment is calculated using the unit of production method based upon estimated proved recoverable reserves. Other properties and equipment are depreciated generally on the straight-line method over their estimated useful lives. Intangible assets are amortized on the straight-line method over their legal or estimated useful lives, not to exceed 40 years.

  The Company capitalizes the interest cost associated with major property additions and mineral development projects while in progress, such amounts being amortized over the useful lives of the related assets.

 Revenue Recognition

  Sales are recorded on the entitlement method. Differences between actual production and entitlements result in a receivable when underproduction occurs and a payable when overproduction occurs.

 Pensions

  The Company has a number of trusteed noncontributory pension plans covering substantially all full-time employees. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements under governmental regulations, plus such additional amounts as management may determine to be appropriate. The benefits related to the plans are based on years of service and compensation earned during years of employment. The Company also has a noncontributory supplemental retirement plan for executive officers.

 Other Postretirement and Postemployment Benefits

  The Company provides certain health care and life insurance benefits for retired employees and certain insurance and other postemployment benefits for individuals whose employment is terminated by the Company prior to their normal retirement. The Company accrues the estimated cost of retiree benefit payments, other than pensions, during employees' active service period. Employees become eligible for these benefits if they meet minimum age and service requirements. The Company accounts for benefits provided after employment but before retirement by accruing the estimated cost of postemployment benefits when the minimum service period is met, payment of the benefit is probable and the amount of the benefit can be reasonably estimated. Prior to 1993, the Company expensed the cost of postretirement and postemployment benefits as claims were incurred.

 Environmental Expenditures

  Environmental liabilities are recorded when environmental assessments and/or remediation are probable and material and such costs to the Company can be reasonably estimated.

 Income Taxes

  The Company reports income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which was adopted in January 1993. SFAS 109 requires the use of an asset and liability approach to measure deferred tax assets and liabilities resulting from all expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Previously, the Company reported income taxes under Statement of Financial Accounting Standards No. 96 ("SFAS 96"). That standard required the use of an asset and liability approach which gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

 Earnings per Share

  Primary earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding, unless the inclusion of common stock equivalents has an antidilutive effect on earnings per share. Fully diluted earnings per share are not presented due to the antidilutive effect of including all potentially dilutive common stock equivalents.

 Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk

  The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables.

  The Company's cash equivalents and short-term investments represent high-quality securities placed with various high investment grade institutions. This investment practice limits the Company's exposure to concentrations of credit risk.

  The trade receivables are dispersed among a broad domestic and international customer base; therefore, concentrations of credit risk are limited. The Company carefully assesses the financial strength of its customers. Letters of credit are the primary security obtained to support lines of credit.

  The Company has minimal exposure to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreement, natural gas price swap agreements and nonderivative financial assets. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but restricts such arrangements to investment-grade counterparties.

 Investments in Marketable Securities

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that all investments in debt securities and certain investments in equity securities be reported at fair value except for those investments which management has the intent and the ability to hold to maturity. Investments which are held-for-sale are classified based on the stated maturity and management's intent to sell the securities. Changes in fair value are reported as a separate component of stockholders' equity. The cumulative effect of adopting SFAS 115 of $2.4 million has been recorded as a valuation reserve in shareholders' equity. Prior to the adoption of SFAS 115, the Company accounted for its investments in debt securities at amortized cost and classified such investments according to the stated maturity of the underlying securities.

 Derivatives

  The Company periodically hedges the effects of fluctuations in the price of natural gas through price swap agreements and futures contracts. The Company typically hedges no more than 50% of its U. S. gas production. Gains and losses on these hedges are deferred until the related sales are recognized and are recorded as a component of sales and operating revenues. The Company periodically enters into interest rate swap agreements to hedge interest on long-term debt. The gain or loss on interest rate swaps is recognized monthly as an increase or decrease to interest expense.

NOTE TWO--MASTER LIMITED PARTNERSHIP

  In 1994, the Company sold its interests in Offshore Partners, a master limited partnership, which explores for and produces natural gas and crude oil on federal offshore leases in the Gulf of Mexico off Texas and Louisiana (See Note Four). Maxus Offshore Exploration Company, a wholly owned subsidiary of the Company, and the Company had a combined 1% general partner's interest in Offshore Partners and were the managing general partner and special general partner, respectively. The Company had an aggregate interest in Offshore Partners of approximately 87.1% at December 31, 1993.

NOTE THREE--LITIGATION SETTLEMENT

  In October 1992, the Company settled its lawsuit against Kidder, Peabody & Co. Incorporated ("Kidder Peabody") arising out of transactions related to the acquisition of Natomas Company in 1983. Under the terms of the settlement, the Company received $165.0 million in cash, a portion of which represented payment for warrants to acquire eight million shares of common stock of the Company at a price of $13.00 per share for a period of five years. The fair market value of the warrants ($10.0 million) was recorded as additional paid-in capital; the remainder of the settlement ($155.0 million) was recorded as income, net of legal costs. None of the settlement proceeds were taxable for federal income tax purposes.

  In November 1992, the Company settled a lawsuit with Ivan Boesky, also arising out of transactions related to the acquisition of Natomas Company. In June 1993, the Company received $7.0 million from Mr. Boesky, which was recorded as income, net of legal costs. In July 1994, the Company received an additional $.8 million from Mr. Boesky.

  On April 6, 1992, a New Jersey appellate court ruled that a war risk exclusion in certain of the Company's insurance policies precluded recovery from insurance carriers of an earlier settlement of claims by Vietnam veterans concerning Agent Orange. The Company had previously recorded the expected recovery as a $19.6 million receivable. Included in "Litigation settlement" for 1992 is the non-cash write-off of this receivable.

NOTE FOUR--RESTRUCTURING

 Asset Sales

  On April 25, 1994, Offshore Partners sold its interests in Main Pass Blocks 72, 73 and 74. On April 26, 1994, Maxus and its subsidiaries sold all of their partnership interests in Offshore Partners. On June 22, 1994, Maxus also sold the McFarlan Field and Grand Isle Block 25, both producing oil and gas properties. In total, the Company received $324.6 million of net proceeds and recorded a net gain of $201.9 million from these transactions.

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

NOTE FIVE--ASSET ACQUISITIONS AND DIVESTITURES

  In September of 1994, the Company sold its geothermal subsidiary, Thermal Power Company, for approximately $58 million net in cash and a $6.5 million promissory note due in three years, realizing a loss on the sale of $12.6 million.

  In November of 1993, the Company transferred its working interest in the Recetor Block in Colombia to its partner for partial recoupment of its investment. Maxus received $10.0 million and retained an overriding royalty interest. There was no gain or loss recognized on this transaction.

  Effective March 1, 1992, the Company sold its remaining producing oil and gas interests in the Rocky Mountain area of the United States for $8.4 million, realizing a gain on the sale of $4.9 million.

  In October 1993, the Company and its Venezuelan partner, Otepi Consultores, S.A., were awarded an operating service agreement to reactivate Venezuelan oil fields with Lagoven, S.A., an affiliate of the national oil company, Petroleos de Venezuela, S.A. Under the terms of the operating service agreement, Maxus will be a contractor for Lagoven and will be responsible for overall operations of the Quiriquire Unit, including all necessary investments to reactivate the fields comprising the unit. Maxus will receive a fixed fee in U.S. dollars for each barrel of crude oil produced and will be reimbursed in U.S. dollars for its capital expenditures, provided that such fee and expense reimbursement cannot exceed the maximum dollar amount per barrel set forth in the agreement. The Venezuelan government will retain full ownership of all hydrocarbons in the field.

  During the second quarter of 1994, Maxus Venezuela (C.I.) Ltd., a subsidiary of Maxus, signed an agreement with BP Exploracion de Venezuela S.A., granting BP a 45% interest in the Quiriquire Unit in eastern Venezuela. Maxus Venezuela remains the operator with a 50% interest and Otepi Consultores, a Venezuelan company, holds the remaining 5%. Also, during the second quarter of 1994, Maxus Bolivia, Inc., a subsidiary of Maxus, signed an agreement to take BHP Petroleum as a partner in its Bolivian oil development project. The Company received $10 million from BHP in exchange for a 50% interest in the project.

NOTE SIX--GEOGRAPHIC DATA

  The Company is engaged primarily in the exploration for and the production and sale of crude oil and natural gas.

  Sales, operating profit and identifiable assets by geographic area were as follows:

                                                      SALES AND OPERATING
                                                            REVENUES
                                                   ----------------------------
                                                     1994      1993      1992
                                                   --------  --------  --------
      United States............................... $  276.9  $  380.7  $  294.2
      Indonesia...................................    381.2     406.0     424.2
      South America...............................     24.0
                                                   --------  --------  --------
      Sales and operating revenues................ $  682.1  $  786.7  $  718.4
                                                   ========  ========  ========
                                                        OPERATING PROFIT
                                                   ----------------------------
                                                     1994      1993      1992
                                                   --------  --------  --------
      United States............................... $   48.0  $   39.3  $   52.7
      Indonesia...................................    138.5     169.1     188.4
      South America...............................     (2.6)    (13.0)    (11.4)
      Other Foreign...............................    (11.6)    (20.4)    (31.8)
                                                   --------  --------  --------
                                                      172.3     175.0     197.9
      Equity earnings.............................      5.2      10.2       8.7
      General corporate income and (expenses).....   (117.6)    (50.5)     57.0
      Interest and debt expenses..................    (96.7)    (88.4)    (86.9)
      Restructuring...............................    101.0
                                                   --------  --------  --------
      Operating profit............................ $   64.2  $   46.3  $  176.7
                                                   ========  ========  ========
                                                      IDENTIFIABLE ASSETS
                                                   ----------------------------
                                                     1994      1993      1992
                                                   --------  --------  --------
      United States............................... $  327.0  $  521.1  $  535.6
      Indonesia...................................    647.5     665.5     597.2
      South America...............................    304.2     218.9      74.8
      Other Foreign...............................     11.4       3.9       6.1
                                                   --------  --------  --------
                                                    1,290.1   1,409.4   1,213.7
      Corporate assets............................    416.6     489.7     521.9
      Investments in Associated Companies.........               88.3      76.0
                                                   --------  --------  --------
      Identifiable assets......................... $1,706.7  $1,987.4  $1,811.6
                                                   ========  ========  ========

  Net foreign assets were $701.4 million at December 31, 1994, $673.5 million at December 31, 1993 and $507.9 million at December 31, 1992.

  Results of foreign operations, after applicable local taxes, amounted to net income of $63.9 million in 1994, $77.8 million in 1993 and $78.1 million in 1992.

  Sales to three customers in 1994, 1993 and 1992 each represented 10% or more of consolidated sales:

                                                            1994   1993   1992
                                                           ------ ------ ------
      Diamond Shamrock, Inc............................... $ 13.2 $ 38.4 $ 79.9
      Mitsubishi Corporation..............................   66.5   83.3   95.0
      Indonesian Government...............................  145.8  148.0  141.1

NOTE SEVEN--TAXES

  The Company reports income taxes in accordance with SFAS 109. The standard was adopted in January 1993. Adoption, which was made prospectively, had no impact on current period earnings or cash flow; however, $21.0 million of deferred tax liabilities which were considered current under SFAS 96 were reclassified as noncurrent and $4.1 million of deferred tax assets were reclassified as current assets.

  Income before income taxes, extraordinary item and cumulative effect of the change in accounting principle was comprised of income (loss) from:

                                                           1994    1993    1992
                                                          ------  ------  ------
      United States...................................... $(60.1) $(89.4) $ 31.5
      Foreign............................................  124.3   135.7   145.2
                                                          ------  ------  ------
                                                          $ 64.2  $ 46.3  $176.7
                                                          ======  ======  ======

  The Company's provision for income taxes was comprised of the following:

                                                            1994   1993   1992
                                                           ------  ----- ------
      Current
        Federal........................................... $(20.1) $  .4 $   .9
        Foreign...........................................   73.7   60.9   97.4
        State and local...................................    5.5     .6     .6
                                                           ------  ----- ------
                                                             59.1   61.9   98.9
      Deferred
        Federal...........................................   24.7            .4
        Foreign...........................................    3.1   22.3    3.2
                                                           ------  ----- ------
                                                             27.8   22.3    3.6
                                                           ------  ----- ------
      Provision for income taxes.......................... $ 86.9  $84.2 $102.5
                                                           ======  ===== ======

  The extension of production sharing contracts resulted in the reduction of deferred tax expense applicable to temporary differences on foreign assets and liabilities of $16.3 million in 1992.

  The principal reasons for the difference between tax expense at the statutory federal income tax rate and the Company's provision for income taxes were:

                                                          1994   1993    1992
                                                          -----  -----  ------
      Tax expense at statutory federal rate.............. $22.5  $16.2  $ 60.1
      Increase (reduction) resulting from:
        Taxes on foreign income..........................  49.5   53.7    69.5
        Excess statutory depletion.......................   (.7)  (1.0)   (1.0)
        Asset sales......................................  20.5
        Alternative minimum tax..........................   (.3)    .3      .9
        Settlement of claims relating to Natomas
         acquisition.....................................   (.3)  (2.4)  (47.7)
        Utilization of operating loss carryforward.......                 19.9
        Valuation allowance..............................  24.9   30.0
        Items not related to current year earnings....... (33.4) (13.7)
        Other, net.......................................   4.2    1.1      .8
                                                          -----  -----  ------
        Provision for income taxes....................... $86.9  $84.2  $102.5
                                                          =====  =====  ======

  "Items not related to current year earnings for 1994" includes a tax benefit from the favorable resolution of a federal tax refund suit.

  Additionally, the Company recorded a $.1 million tax benefit from the extraordinary loss on early retirement of debt in 1993 (See Note Sixteen).

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for 1993 and 1994 were as follows:

                                                                1994     1993
                                                               -------  -------
      U.S. deferred tax liabilities
        Properties and equipment.............................. $   5.0  $  45.4
        Other.................................................               .6
                                                               -------  -------
          Deferred U.S. tax liabilities.......................     5.0     46.0
                                                               -------  -------
      U.S. deferred tax assets
        Foreign deferred taxes................................   (69.7)   (68.7)
        Loss carryforwards....................................   (36.3)   (55.9)
        Book accruals.........................................   (35.1)   (14.3)
        Credit carryforwards..................................   (23.2)   (26.5)
        Other.................................................     (.4)    (7.2)
                                                               -------  -------
          Gross deferred U.S. tax assets......................  (164.7)  (172.6)
                                                               -------  -------
        Valuation allowance...................................   150.0    126.6
                                                               -------  -------
          Net deferred U.S. tax assets........................   (14.7)   (46.0)
                                                               -------  -------
          Net deferred U.S. taxes.............................    (9.7)
                                                               -------  -------
      Foreign deferred tax liabilities
        Properties and equipment..............................   199.4    196.2
                                                               -------  -------
          Net deferred foreign taxes..........................   199.4    196.2
                                                               -------  -------
      Net deferred taxes...................................... $ 189.7  $ 196.2
                                                               =======  =======

  The valuation allowance was $92.6 million upon adoption of SFAS 109. The valuation allowance was increased $34.0 million during 1993 and $23.4 million during 1994.

  For years reported prior to the adoption of SFAS 109, the provision (benefit) for deferred income taxes was comprised of the tax effects of temporary differences as follows:

                                                                         1992
                                                                         -----
      Intangible drilling costs......................................... $(1.4)
      Accelerated depreciation..........................................   4.0
      Development wells and related items...............................   (.3)
      Contingencies and asset write-offs................................    .8
      Other, net........................................................    .5
                                                                         -----
                                                                         $ 3.6
                                                                         =====

  At December 31, 1994, the Company had $13.1 million of general business credit carryforwards that expire between 1996 and 2002; $103.8 million of U. S. net operating loss carryforwards that expire in 2003, 2005 and 2008; and $10.1 million of minimum tax credit that can be carried forward indefinitely. Changes in the Company's ownership could impact the annual limitation on the amount of carryforward which can be utilized. Any potential limitation is not expected to materially impact the utilization of such carryforwards.

  There are accumulated undistributed earnings after applicable local taxes of foreign subsidiaries of $9.3 million for which no provision was necessary for foreign withholding or other income taxes because that amount had been reinvested in properties and equipment and working capital.

  Taxes other than income taxes were comprised of the following:

                                                              1994  1993  1992
                                                              ----- ----- -----
      Gross production....................................... $ 6.5 $ 8.0 $ 7.9
      Real and personal property.............................   5.5   7.4   7.0
      Other..................................................    .9    .5   1.0
                                                              ----- ----- -----
                                                              $12.9 $15.9 $15.9
                                                              ===== ===== =====

NOTE EIGHT--POSTEMPLOYMENT BENEFITS

 Pensions

                                                          1994    1993   1992
                                                          -----  ------  -----
      Service cost for benefits earned during the year... $ 2.9  $  2.1  $ 2.1
      Interest cost on projected benefit obligation......   8.7     9.3    9.0
      Actual return on plan assets.......................  (2.5)  (10.4)  (7.5)
      Net amortization and deferrals.....................  (5.4)     .6   (2.4)
                                                          -----  ------  -----
                                                          $ 3.7  $  1.6  $ 1.2
                                                          =====  ======  =====

  Due to an early retirement program offered to former employees, the Company recognized a settlement loss of $1.7 million on one of its plans.

  Plan assets are primarily invested in short-term investments, stocks and bonds. The principal assumptions used to estimate the benefit obligations of the plans on the measurement date, October 1, were as follows:

                                                                     1994  1993
                                                                     ----- -----
      Discount rate................................................. 8.50% 7.25%
      Expected long-term rate of return on assets................... 9.00% 9.50%
      Rate of increase in compensation levels....................... 5.50% 5.50%

  The funded status of the plans at December 31, 1994 and 1993 is as follows:

                                            ACCUMULATED   ASSETS    ACCUMULATED
                                             BENEFITS    EXCEEDING   BENEFITS
                                             EXCEEDING  ACCUMULATED  EXCEEDING
                                              ASSETS     BENEFITS     ASSETS
                                               1994        1994        1993
                                            ----------- ----------- -----------
      Actuarial present value of:
        Vested benefit obligation..........   $ 87.6       $ 9.4      $111.6
                                              ------       -----      ------
        Accumulated benefit obligation.....   $ 91.9       $11.5      $120.5
                                              ------       -----      ------
        Projected benefit obligation.......   $ 92.7       $14.6      $125.5
      Plan assets at fair value............     78.0        14.2       102.2
                                              ------       -----      ------
      Plan assets less than projected
       benefit obligation..................    (14.7)        (.4)      (23.3)
      Unrecognized net loss................     24.1         1.0        36.0
      Unrecognized net transition
       obligation (asset)..................     (3.8)         .1        (4.5)
      Unrecognized prior service cost......      (.3)        (.9)       (1.4)
      Adjustment required to recognize
       minimum liability...................    (18.3)                  (24.4)
                                              ------       -----      ------
      Prepaid (accrued) pension cost.......   $(13.0)      $ (.2)     $(17.6)
                                              ======       =====      ======

  In 1994 and 1993, the Company's accumulated postretirement benefit obligation ("APBO") exceeded the plan assets. In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company recorded a minimum pension liability of $13.9 million and $18.3 million and a charge to equity of $18.3 million and $24.4 million in 1994 and 1993, respectively.

  In addition to the defined benefit plans, the Company has a defined contribution plan which covers Indonesian nationals. Employee contributions of 2% of each covered employee's compensation are matched 6% of compensation by the Company. Contributions to the plan were $.4 million in both 1993 and 1994.

 Other Postretirement Benefits

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its retiree benefits plan. Under SFAS 106, the Company is required to accrue the estimated cost of retiree benefit payments, other than pensions, during employees' active service period. The Company previously expensed the cost of these benefits, which are principally medical benefits, as claims were incurred. The Company currently administers several unfunded postretirement medical and life insurance plans covering primarily United States employees which are, depending on the type of plan, either contributory or noncontributory. Employees become eligible for these benefits if they meet minimum age and service requirements. At January 1, 1993, the estimated APBO was $46.1 million, which the Company has elected to amortize over a 20-year period.

  During 1994, the Company's postretirement medical and life insurance plans experienced a partial curtailment due to the Company's decision to reduce staff. The effect of the curtailment was a $6.6 million charge to earnings, as a component of the restructuring costs (See Note Four), primarily due to accelerated recognition of the transition obligation.

  The components of net periodic postretirement cost are as follows for the years ended December 31, 1994 and 1993:

                                                                       1994 1993
                                                                       ---- ----
      Service cost-benefits earned during period.....................  $ .5 $ .4
      Interest cost on accumulated postretirement benefit obligation.   3.4  3.9
      Amortization of transition obligation..........................   2.3  2.3
                                                                       ---- ----
                                                                       $6.2 $6.6
                                                                       ==== ====

  The Company's current policy is to fund postretirement health care benefits on a pay-as-you-go basis as in prior years.

  The APBO as of December 31, 1994 was $44.4 million. The amount recognized in the Company's statement of financial position at December 31, 1994 and 1993 is as follows:

                                                                  1994    1993
                                                                 ------  ------
      Retirees.................................................. $ 39.0  $ 43.7
      Fully eligible active employees...........................    1.8     2.5
      Other active employees....................................    3.6     4.2
                                                                 ------  ------
      Total.....................................................   44.4    50.4
      Unrecognized transition obligation........................  (34.2)  (43.8)
      Unrecognized net gain (loss)..............................    2.0    (3.6)
                                                                 ------  ------
      Accrued liability recognized in the balance sheet......... $ 12.2  $  3.0
                                                                 ======  ======

  A discount rate of 8.5% was used in determining the APBO in 1994 and 7.25% in 1993. The year-end 1994 APBO was based on a 10.4% increase in the medical cost trend rate, with the rate trending downward .6% per year to 5% in 2003 and remaining at 5% thereafter. This assumption has a significant effect on annual expense, as it is estimated that a 1% increase in the medical trend rate would increase the APBO at December 31, 1994 by $4.2 million and increase the net periodic postretirement benefit cost by $.4 million per year.

 Other Postemployment Benefits

  In the fourth quarter of 1993, the Company adopted, retroactive to January 1, 1993, Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employer's Accounting for Postemployment Benefits," to account for benefits provided after employment but before retirement. SFAS 112 requires an accrual method of recognizing postemployment benefits. Prior to 1993, postemployment benefit expenses were recognized on a pay-as-you-go basis. The Company recognized the cumulative effect of the change in accounting for postemployment benefits, which resulted in a charge of $4.4 million. This liability primarily represents medical benefits for long-term disability recipients. Future annual costs are expected to be immaterial.

NOTE NINE--VALUE OF FINANCIAL INSTRUMENTS

  The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

 U. S. Treasury Notes

  At December 31, 1994, the U. S. Treasury notes are recorded at fair market value, which is based on year-end quoted market prices.

 Long-Term Debt

  The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

 $9.75 Preferred Stock

  The fair value of the $9.75 Preferred Stock is based on the comparable yield to the Company's publicly-traded $4.00 Preferred Stock.

 Interest Rate Swaps

  The fair value of the interest rate swaps in a favorable position is based on the present value of expected future cash flows from the interest rate swap agreement. The fair value of interest swaps in an unfavorable position is based on the present value of expected future outflows for the interest rate swap agreement.

 Natural Gas Hedging Program

  The fair value of the Company's natural gas price swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreements at the reporting date.

  The estimated fair value of the Company's financial instruments are as follows:

                                                                    1994
                                                              -----------------
                                                              CARRYING   FAIR
                                                               AMOUNT   VALUE
                                                              -------- --------
      Liabilities
        Long-term debt, including current portion............   $975.6   $857.8
      Unrecognized Financial Instruments
        Interest rate swaps in an unfavorable position.......              (7.9)
        Natural gas hedging program..........................               (.6)
                                                                    1993
                                                              -----------------
                                                              CARRYING   FAIR
                                                               AMOUNT   VALUE
                                                              -------- --------
      Assets
        U. S. Treasury notes................................. $   30.7 $   32.2
      Liabilities
        Long-term debt, including current portion............  1,055.1  1,079.1
      $9.75 Preferred Stock..................................    250.0    261.9
      Unrecognized Financial Instruments
        Interest rate swaps in a favorable position..........               6.3
        Natural gas hedging program..........................               6.0

NOTE TEN--RECEIVABLES

                                                                   1994   1993
                                                                  ------ ------
      Trade receivables.......................................... $110.8 $ 89.2
      Underlift receivables......................................          18.5
      Notes and other receivables................................   42.3   50.4
      Less--Allowance for doubtful receivables...................     .7    1.3
                                                                  ------ ------
                                                                  $152.4 $156.8
                                                                  ====== ======

NOTE ELEVEN--PROPERTIES AND EQUIPMENT

                                                                1994     1993
                                                              -------- --------
      Proved properties...................................... $2,397.7 $2,902.1
      Unproved properties....................................     29.1     72.3
      Other..................................................    219.1    220.6
                                                              -------- --------
        Total Oil and Gas....................................  2,645.9  3,195.0
      Corporate..............................................     53.5    173.8
                                                              -------- --------
                                                               2,699.4  3,368.8
      Less--Accumulated depreciation, depletion and
       amortization..........................................  1,611.0  2,063.2
                                                              -------- --------
                                                              $1,088.4 $1,305.6
                                                              ======== ========

  The charge against earnings for depreciation, depletion and amortization was $138.9 million in 1994, $152.3 million in 1993 and $173.1 million in 1992. The charge against earnings for maintenance and repairs was $38.9 million in 1994, $35.0 million in 1993 and $23.6 million in 1992.

NOTE TWELVE--INVESTMENTS AND LONG-TERM RECEIVABLES

                                                                    1994  1993
                                                                    ----- -----
      Investments and advances, at equity
       Union-Magma-Thermal Tax Partnership ("UMT") (25%)...........       $88.3
      Investments, at cost, and long-term receivables.............. $11.9   5.9
      U. S. Treasury Notes.........................................  28.3
                                                                    ----- -----
                                                                    $40.2 $94.2
                                                                    ===== =====

  The Company sold its investment in UMT effective July 1, 1994 (See Note
Five).

  The following schedule presents certain summarized financial information of
UMT:

                                                                   1993   1992
                                                                  ------ ------
      Summarized Balance Sheet:
        Current assets........................................... $ 14.2 $ 12.4
        Non-current assets.......................................  408.7  429.0
        Current liabilities......................................   44.9   34.6
        Non-current liabilities..................................          20.0
      Summarized Statement of Income:
        Sales.................................................... $ 93.1 $ 91.6
        Gross profit.............................................   50.3   47.8
        Net income...............................................   50.3   47.8

  Equity earnings are principally from geothermal operations and were $5.2 million in 1994, $10.2 million in 1993 and $8.7 million in 1992.

NOTE THIRTEEN--RESTRICTED CASH

  At December 31, 1994 and 1993, the Company had $140.6 million and $160.2 million, respectively, in restricted cash, of which $78.5 million in 1994 and $103.4 million in 1993 represented collateral for outstanding letters of credit. Assets held in trust as required by certain insurance policies were $62.1 million in 1994 and $56.8 million in 1993. Approximately $46.4 million and $38.4 million of collateral for outstanding letters of credit at December 31, 1994, and 1993, respectively, was classified as a current asset.

NOTE FOURTEEN--INTANGIBLE ASSETS

  Intangibles, primarily the excess of cost over fair market value of net assets acquired, were $50.0 million at December 31, 1994 and 1993. Accumulated amortization at December 31, 1994 and 1993 was $14.2 million and $12.9 million, respectively. The charge against earnings for amortization of intangible assets was $1.3 million in 1994, 1993 and 1992.

NOTE FIFTEEN--ACCRUED LIABILITIES

                                                                   1994   1993
                                                                  ------ ------
      Accrued interest payable................................... $ 23.3 $ 27.0
      Joint interest billings for international operations.......   25.9   37.8
      Environmental reserve......................................   14.9   12.9
      Overlift payable...........................................    9.1     .8
      Postretirement and postemployment benefits.................    4.5    3.3
      Accrued compensation, benefits and withholdings............    6.4    8.3
      Other......................................................   17.1   17.6
                                                                  ------ ------
                                                                  $101.2 $107.7
                                                                  ====== ======

NOTE SIXTEEN--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

                                                                 1994    1993
                                                                ------ --------
      Senior Indebtedness
        Sinking Fund Debentures
          11 1/4% due 1994-2013................................ $ 16.9 $   16.9
          11 1/2% due 1996-2015................................  109.0    108.9
          8 1/2% due 1997-2008.................................   93.4     97.8
      Notes
        9 7/8% due 2002........................................  247.3    249.5
        9 1/2% due 2003........................................   99.5     99.5
        9 3/8% due 2003........................................  260.0    200.0
      Medium-term notes........................................  149.3    272.7
      Bank and other loans.....................................     .2      9.8
                                                                ------ --------
            Total senior indebtedness..........................  975.6  1,055.1
      Less--current portion....................................    4.7     39.7
                                                                ------ --------
                                                                $970.9 $1,015.4
                                                                ====== ========

  The aggregate maturities of long-term debt outstanding at December 31, 1994, for the next five years were as follows: 1995-$4.7 million; 1996-$34.3 million; 1997-$14.2 million; 1998-$20.5 million; 1999-$8.5 million.

  On January 10, 1994, the Company issued $60.0 million of 9 3/8% notes due 2003. The proceeds from these debt securities were used to redeem $29.0 million of medium-term notes maturing in 1994.

  At December 31, 1994, the Company had $109.3 million of medium-term notes outstanding, which were issued in prior years, with maturities from 1995 to 2004 and annual interest rates from 7.57% to 11.08%. On September 1, 1994, the Company issued an additional $40.0 million of medium-term notes due 2004 at an annual interest rate of 10.83%, the proceeds of which were used to repay $29.8 million of medium-term notes maturing in 1998 and 2001 and $2.2 million of 9 7/8% notes maturing in 2002.

  During 1994, the Company used proceeds from the sale of assets to repay $104.6 million of medium- term notes maturing in 1994 and beyond and $4.4 million of 8 1/2% notes due in 2008.

  The Company has entered into a $25.0 million uncommitted credit facility (the "credit facility") to be used for the issuance of documentary or standby letters of credit and/or the payment of shipping documents. The credit facility terminates on December 31, 1995 and can be secured by cash or the accounts receivable which are financed through the letters of credit. At December 31, 1994, there were $24.7 million of cash collateralized letters of credit outstanding under this credit facility.

  Total interest and debt expenses incurred, including capitalized interest, were as follows:

                                                              1994  1993  1992
                                                              ----- ----- -----
      Interest and debt expenses............................. $96.7 $88.4 $86.9
      Capitalized interest...................................   3.2   7.5   4.6
                                                              ----- ----- -----
                                                              $99.9 $95.9 $91.5
                                                              ===== ===== =====

NOTE SEVENTEEN--DERIVATIVE FINANCIAL INSTRUMENTS

  The Company's only derivative financial instruments are interest rate swap agreements, natural gas price swap agreements and futures contracts, which are not used for trading purposes.

 Interest Rate Swap Agreement

  Effective January 27, 1993, the Company entered into an interest rate swap agreement under which it pays the counterparty interest at a variable rate based on the London Interbank Offering Rate (LIBOR) and the counterparty pays the Company interest at 6.73% on the notional principal of $100.0 million. This agreement is effective through January 27, 2003. The Company is not required to collateralize its obligation under this agreement unless it is in an unfavorable position. At December 31, 1993, the Company had borrowings of $5.8 million against its then favorable position in this interest rate swap agreement. Due to higher interest rates in 1994, the Company's position in the interest rate swap became unfavorable. As a result, the Company was required to collateralize $7.9 million, which was recorded in deferred charges at December 31, 1994.

 Natural Gas Price Swap Agreements

  Under the price swap agreements used to hedge fluctuations in the price of natural gas, the Company receives or makes payments based on the differential between the Company's specified price and the counterparty's specified price of natural gas. Depending on the agreement, the Company pays a fixed or variable price per million British Thermal Units ("Mmbtu") and receives a fixed or variable price per Mmbtu. At December 31, 1994, the Company had swap agreements with other companies to exchange payments on 5.9 million Mmbtu of gas over the next year. Under the swap agreements, the Company pays fixed or variable prices averaging $1.70 per Mmbtu and receives a fixed or variable price averaging $1.60 per Mmbtu. Expected losses on anticipated sales exceed the unrealized gains on the swap agreements, based on gas sales prices at December 31, 1994.

NOTE EIGHTEEN--PREFERRED STOCK

  The Company has the authority to issue 100,000,000 shares of Preferred Stock, $1.00 par value. The rights and preferences of shares of authorized but unissued Preferred Stock are established by the Company's Board of Directors at the time of issuance.

 $9.75 Cumulative Convertible Preferred Stock

  In June 1990, the Company used $69.0 million of the net proceeds from a Common Stock offering (see "Common Stock") to fund its obligations under an agreement, dated April 12, 1990 between the Company and the holder of the 3,000,000 shares of $9.75 Cumulative Convertible Preferred Stock (the "$9.75 Preferred Stock"). Pursuant to the agreement, the Company repurchased 500,000 shares of the $9.75 Preferred Stock. In addition, the holder waived the right to convert 750,000 of the remaining 2,500,000 shares of $9.75 Preferred Stock and will receive an additional cash payment of $.25 per share per quarter (subject to increase to $.50 per share per quarter in certain circumstances) on the 750,000 nonconvertible shares (the "Conversion Waiver Shares"). Further, certain covenants relating to the $9.75 Preferred Stock were waived or amended. In October 1990, the number of authorized shares of $9.75 Preferred Stock was decreased to 2,500,000.

  The $9.75 Preferred Stock has a liquidation value of $101.0836 per share for the 12-month period commencing February 1, 1995 ($126.4 million in the aggregate), reducing progressively as of February 1 of each year to $100 per share at February 1, 1996, in each case plus accrued dividends. Each outstanding share of the $9.75 Preferred Stock is convertible (other than the Conversion Waiver Shares) into 9.04 shares of the Company's Common Stock, receives annual cash dividends of $9.75 per share, is redeemable at the Company's option after August 1, 1995 and is subject to mandatory redemption at the rate of 625,000 shares per year beginning February 1, 1994. The Company redeemed 625,000 shares as required on February 1, 1994, with proceeds from the November 1993 issuance of $2.50 Cumulative Preferred Stock. On June 15, 1994, the Company also redeemed an additional 625,000 shares of its $9.75 Preferred Stock for $63.5 million, an obligation otherwise due in February 1995.

  In addition, the holder of the $9.75 Preferred Stock (other than the Conversion Waiver Shares) is entitled to elect one individual to the Company's Board of Directors and vote as a class on any transaction between the Company and any holder of 5% or more of the outstanding Common Stock that requires stockholder approval and certain matters separately affecting the holders of the $9.75 Preferred Stock. The holders of the Conversion Waiver Shares may only vote on certain matters separately affecting the holders of the $9.75 Preferred Stock. In connection with the issuance of the $9.75 Preferred Stock, the Company agreed to certain financial covenants relating to the issuance of debt, capital expenditures, the payment of dividends, the repurchase of stock and the disposition of certain assets.

  On February 28, 1995, the Company and the sole holder of the $9.75 Preferred Stock entered into an agreement pursuant to which such holder agreed to consent to the Merger and, upon consummation of the Merger, to (i) waive certain rights, (ii) waive certain covenants restricting the Company's ability to take certain actions, and (iii) terminate the registration rights associated with the $9.75 Preferred Stock. Pursuant to this agreement, the Company has agreed to (i) waive certain rights, including the right to redeem the $9.75 Preferred Stock at its option and right of first offer with respect to the transfer of the shares of $9.75 Preferred Stock, and (ii) pay to such holder a restructuring fee of $250,000 upon consummation of the Merger.

 $4.00 Cumulative Convertible Preferred Stock

  Each outstanding share of $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock") is entitled to one vote, is convertible at any time into shares of the Company's Common Stock (2.29751 shares at December 31, 1994), shall receive annual cash dividends of $4.00 per share, is callable at $50.00 per share ($217.9 million in the aggregate at December 31, 1994) and has a liquidation value of $50.00 per share ($217.9 million in the aggregate at December 31, 1994) plus accrued but unpaid dividends, if any.

  In August 1993, the Company issued 23,800 shares of $4.00 Preferred Stock for net proceeds of $1.1 million after deducting related fees and expenses.

 $2.50 Cumulative Preferred Stock

  In November 1993, the Company issued 3.5 million shares of $2.50 Cumulative Preferred Stock (the "$2.50 Preferred Stock") in a public offering for $25.00 per share. The net proceeds to the Company, after deducting related fees and expenses, were approximately $84.6 million, of which $62.5 million was used to redeem 625,000 shares of the $9.75 Preferred Stock as required on February 1, 1994.

  Each outstanding share of the $2.50 Preferred Stock shall receive annual cash dividends of $2.50 per share, is callable after December 1, 1998 at $25.00 per share ($87.5 million in the aggregate at December 31, 1994), and has a liquidation value of $25.00 per share ($87.5 million in the aggregate at December 31, 1994) plus accrued but unpaid dividends, if any.

  The holders of the shares are entitled to limited voting rights under certain conditions. In the event the Company is in arrears in the payment of six quarterly dividends, the holders of the $2.50 Preferred Stock have the right to elect two members to the Board of Directors until such time as the dividends in arrears are current and a provision is made for the current dividends due.

NOTE NINETEEN--COMMON STOCK

                                                              SHARES     AMOUNT
                                                            -----------  ------
      January 1, 1992...................................... 102,778,910  $102.8
        Issuance of Common Stock...........................  22,000,000    22.0
        Dividend Reinvestment and Stock Purchase Plan......   7,955,830     8.0
        Employee Shareholding and Investment Plan..........     506,002      .5
        Restricted stock...................................     322,360      .3
        Exercise of stock options..........................       4,200
        Fractional shares exchanged for cash...............          (2)
                                                            -----------  ------
      January 1, 1993...................................... 133,567,300   133.6
        Employee Shareholding and Investment Plan..........     475,852      .5
        Restricted stock...................................     312,690      .3
        Exercise of stock options..........................      17,683
        Fractional shares exchanged for cash...............          (2)
                                                            -----------  ------
      January 1, 1994...................................... 134,373,523   134.4
        Employee Shareholding and Investment Plan..........     830,798      .8
        Restricted stock...................................     490,430      .5
        Fractional shares exchanged for cash...............         (29)
                                                            -----------  ------
      December 31, 1994.................................... 135,694,722  $135.7
                                                            ===========  ======

  In June 1992, the Company issued 22 million shares of Common Stock in a public offering for $6.00 per share. The net proceeds to the Company, after deducting related fees and expenses, were approximately $125.9 million.

  On July 30, 1991, the Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan") became effective. The Plan allows holders of Common Stock to purchase additional shares at a 3% discount from the current market prices without paying brokerage commissions or other charges. In addition, if the Company pays a dividend on its Common Stock in the future, common stockholders may then reinvest the amount of those dividends in additional shares also at a 3% discount from the current market prices. In November 1992, the Company effectively suspended the Plan by raising the threshold price.

  At December 31, 1994 and 1993, respectively, there were 35.8 million and 51.1 million shares of Common Stock reserved for issuance upon conversion of Preferred Stock, exercises of stock options or issuance under certain employee benefit plans.

  The Company has an Employee Shareholding and Investment Plan ("ESIP") which allows eligible participating employees to contribute a certain percentage of their salaries (1%-10%) to a trust for investment in any of six funds, one of which consists of the Company's Common Stock. The Company matches the participating employee's contribution to the ESIP (up to 6% of base pay); such matching contribution is charged against earnings and invested in the ESIP fund which consists of the Company's Common Stock. The charge against earnings for the Company's contribution to the ESIP was $2.8 million, $2.6 million and $2.5 million in 1994, 1993 and 1992, respectively.

  In 1988, the Company adopted a Preferred Share Purchase Rights Plan. The plan issued one right for each share of Common Stock and 7.92 rights for each share of $9.75 Preferred Stock outstanding as of the close of business on September 12, 1988. The rights, which entitle the holder to purchase from the Company one one-hundredth of a share of a new series of junior preferred stock at $23.00 per share, become exercisable if a person becomes the beneficial owner of 20% or more of the Company's Common Stock or of an amount that the Board of Directors determines is intended to cause the Company to take certain actions not in the best long-term interests of the Company and its stockholders. The rights also become exercisable if a person makes a tender offer or exchange offer for 30% or more of the Company's outstanding Common Stock. The rights may be redeemed at $.10 per right under certain circumstances. In the Merger Agreement, the Company agreed to redeem the rights. On February 28, 1995, the Board of Directors of the Company took action to redeem the rights, effective as of March 22, 1995. Holders of Common Stock on the close of business on that date will be entitled to receive the redemption price of $0.10 per right. Under a separate agreement with the sole holder of the $9.75 Preferred Stock, such holder waived its right to receive the redemption price with respect to the rights associated with the $9.75 Preferred Stock, subject to consummation of the Merger.

NOTE TWENTY--PAID-IN CAPITAL AND ACCUMULATED DEFICIT

                                                          PAID-IN   ACCUMULATED
                                                          CAPITAL     DEFICIT
                                                          --------  -----------
      January 1, 1992.................................... $  857.5   $(1,018.5)
        Net income.......................................                 74.2
        Dividends on Preferred Stock.....................    (41.7)
        Issuance of Common Stock.........................    103.9
        Dividend Reinvestment and Stock Purchase Plan....     45.0
        Issuance of Stock Warrants.......................     10.0
        Employee Shareholding and Investment Plan
         Purchases.......................................      2.8
        Restricted Stock.................................      2.6
                                                          --------   ---------
      January 1, 1993....................................    980.1      (944.3)
        Net loss.........................................                (49.4)
        Dividends on Preferred Stock.....................    (41.7)
        Issuance of $4.00 Preferred Stock................      1.1
        Issuance of $2.50 Preferred Stock................     81.1
        Employee Shareholding and Investment Plan
         Purchases.......................................      3.1
        Restricted Stock.................................      2.5
                                                          --------   ---------
      January 1, 1994....................................  1,026.2      (993.7)
        Net loss.........................................                (22.7)
        Dividends on Preferred Stock.....................    (43.6)
        Employee Shareholding and Investment Plan
         Purchases.......................................      3.1
        Restricted Stock.................................      2.4
                                                          --------   ---------
      December 31, 1994.................................. $  988.1   $(1,016.4)
                                                          ========   =========

  The $10.0 million addition to paid-in capital in 1992 reflects the market value of the eight million warrants purchased by Kidder Peabody in partial settlement of the Company's lawsuit against Kidder Peabody arising out of transactions related to the 1983 acquisition of Natomas Company. Each warrant represents the right to purchase one share of the Company's Common Stock at $13.00 per share at any time prior to the expiration of the warrants on October 10, 1997.

NOTE TWENTY-ONE--VALUATION RESERVE ON MARKETABLE SECURITIES

  The amortized cost and estimated fair value of marketable securities are as follows:

                                                   DECEMBER 31, 1994
                                              ---------------------------
                                                          GROSS
                                              AMORTIZED UNREALIZED MARKET
                                                COST      LOSSES   VALUE
                                              --------- ---------- ------
      Held-to-maturity:
        Corporate and other debt securities..  $139.4              $139.4
      Held-for-sale:
        Corporate and other debt securities..  $ 30.7      $2.4    $ 28.3

  At December 31, 1994, securities categorized as held-to-maturity with maturities of 90 days or less are classified as cash equivalents and those with maturities greater than ninety days are classified as short-term investments. The securities held-for-sale consist of U. S. Treasury notes which mature in August, 2002 and are classified as long-term investments (See Note Twelve).

NOTE TWENTY-TWO--COMMON TREASURY STOCK

                                                           SHARES   AMOUNT
                                                          --------  ------
      January 1, 1992.................................... (122,809) $(2.0)
        Restricted stock.................................  (12,942)   (.1)
                                                          --------  -----
      January 1, 1993.................................... (135,751)  (2.1)
        Restricted stock.................................  (38,212)   (.4)
                                                          --------  -----
      January 1, 1994.................................... (173,963)  (2.5)
        Restricted stock................................. (122,032)  (1.0)
                                                          --------  -----
      December 31, 1994.................................. (295,995) $(3.5)
                                                          ========  =====

NOTE TWENTY-THREE--STOCK OPTIONS

  Two plans, a Long-Term Incentive Plan and a Director Stock Option Plan, were approved by the stockholders in 1992. The Company's 1986 and 1992 Long-Term Incentive Plans (the "Incentive Plans"), administered by the Compensation Committee of the Board of Directors, permit the grant to officers and certain key employees of stock options, stock appreciation rights ("SARs"), performance units and awards of Common Stock or other securities of the Company on terms and conditions determined by the Compensation Committee of the Board of Directors.

  The Director Stock Option Plan became effective on September 1, 1992. Under this plan, non-employee directors received options to purchase shares of Common Stock on the effective date of the plan. Thereafter, upon initial election or re-election of a non-employee director at an annual meeting, the non-employee directors automatically receive options to purchase shares of Common Stock. The plan terminates on September 1, 2002.

  The grant or exercise of an option does not result in a charge against the Company's earnings because all options have been granted at exercise prices approximating the market value of the stock at the date of grant. However, any excess of Common Stock market price over the option price of options, which includes SARs, does result in a charge against the Company's earnings; a subsequent decline in market price results in a credit to earnings, but only to a maximum of the earnings charges incurred in prior years on SARs.

  Stock option activity was as follows:

                                      1994              1993           1992
                                 ---------------  ----------------  ----------
      Outstanding at January 1.        1,694,445         1,855,695   1,605,673
        Granted................          758,000            20,000     449,700
        Exercised..............                            (17,683)     (4,200)
        Canceled...............         (184,377)         (163,567)   (195,478)
                                 ---------------  ----------------  ----------
      Outstanding at December
       31......................        2,268,068         1,694,445   1,855,695
        Grant price............  $5.00 to $8.625            $8.625       $6.25
        Exercise price.........                   $6.625 to $8.506      $6.625
      Available for future
       grants at December 31...        2,419,441         3,492,787   4,330,435
      Restricted stock held for
       vesting at December 31..          951,410           874,602     930,736
      Performance units held
       for vesting at December
       31......................          653,355           653,355

  Exercise prices of stock options outstanding at December 31, 1994 ranged from $5.00 to $13.75 per share. There was a credit to earnings for SARs in 1993 and 1992 of $.1 million and $.4 million, respectively. There was no earnings activity related to SARs in 1994.

  Under the 1986 Long-Term Incentive Plan, the Company granted Restricted Stock. The amount of the grant price is amortized over the vesting period of the grant as a charge against earnings. The charge against earnings was $1.4 million in 1994, $2.4 million in 1993 and $2.6 million in 1992.

  In 1993, the Company issued performance units under the 1992 Long-Term Incentive Plan. The performance unit entitles the grantee to the value of a share of Common Stock contingent upon the performance of the Company compared to a selected group of peer companies. The value of the performance unit is amortized over the vesting period based on a weighted probability of expected payout levels. The charge against earnings was $.6 million in 1993. There was no earnings activity related to performance units in 1994.

NOTE TWENTY-FOUR--LEASES

  The Company leases certain machinery and equipment, facilities and office space under cancelable and noncancelable operating leases, most of which expire within 20 years and may be renewed.

  Minimum annual rentals for non-cancelable operating leases at December 31, 1994, were as follows:

      1995............................................................... $ 52.1
      1996...............................................................   22.7
      1997...............................................................   19.0
      1998...............................................................   10.3
      1999...............................................................    8.2
      2000 and thereafter................................................   27.2
                                                                          ------
                                                                          $139.5
                                                                          ======

  Minimum annual rentals have not been reduced by minimum sublease rentals of $39.7 million due in the future under noncancelable subleases.

  Rental expense for operating leases was as follows:

                                                              1994  1993  1992
                                                              ----- ----- -----
      Total rentals.......................................... $60.1 $67.7 $60.8
      Less--Sublease rental income...........................   2.9   3.4   4.7
                                                              ----- ----- -----
      Rental expense......................................... $57.2 $64.3 $56.1
                                                              ===== ===== =====

NOTE TWENTY-FIVE--COMMITMENTS AND CONTINGENCIES

  Like other energy companies, Maxus' operations are subject to various laws related to the handling and disposal of hazardous substances which require the cleanup of deposits and spills. Compliance with the laws and protection of the environment worldwide is of the highest priority to Maxus management. In 1994, the Company spent $5.8 million in environmental related expenditures for its oil and gas operations. Expenditures in 1995 are expected to be approximately $10 million.

  In addition, the Company is implementing certain environmental projects related to its former chemicals business ("Chemicals"), sold to Occidental Petroleum Corporation ("Occidental") in 1986 and certain other disposed of businesses.

  The Company has agreed to remediate the site of the former agricultural chemical plant in Newark, New Jersey as required by a consent decree entered into in 1990 by Occidental, the United States Environmental Protection Agency (the "EPA") and the New Jersey Department of Environmental Protection and Energy (the "DEP"). Pursuant to an agreement with the EPA, the Company is conducting further testing and studies to characterize contaminated sediment in a six-mile portion of the Passaic River near the plant site. The Company has been conducting similar studies under its own auspices for several years.

  Under an Administrative Consent Order issued by the DEP in 1990, covering sites in Kearny and Secaucus, New Jersey, the Company will continue to implement interim remedial measures and to perform remedial investigations and feasibility studies and, if necessary, will implement additional remedial actions at various locations where chromite ore residue, allegedly from the former Kearny plant, was utilized, as well as at the plant site.

  Until 1976, Chemicals operated manufacturing facilities in Painesville, Ohio. The Company has heretofore conducted many remedial, maintenance and monitoring activities at this site. The former Painesville plant area has been proposed for listing on the national priority list of Superfund sites. The scope and nature of further investigation or remediation which may be required cannot be determined at this time.

  In the opinion of the Company, environmental remediation has been substantially completed at all other former plant sites where material remediation was required.

  The Company also has responsibility for Chemicals' share of the remediation cost for a number of other non-plant sites where wastes from plant operations by Chemicals were allegedly disposed of or have come to be located, including several commercial waste disposal sites.

  At the time of the spin-off by the Company of Diamond Shamrock, Inc. ("DSI") in 1987, the Company executed a cost-sharing agreement for the partial reimbursement by DSI of environmental expenses related to the Company's disposed of businesses, including Chemicals.

  The Company's total expenditures for environmental compliance for disposed of businesses, including Chemicals, were $30.3 million in 1994, $9.8 million of which was recovered from DSI under the cost-sharing agreement. Those expenditures are projected to be approximately $23.0 million in 1995 after recovery from DSI.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

  Reserves, net of cost-sharing by DSI, have been established for environmental liabilities where they are material and probable and can be reasonably estimated. At December 31, 1994 and 1993, the reserve balance was $87.1 million and $38.4 million, respectively. During 1994, the Company increased its reserve for future environmental liabilities by $60.5 million ($49.0 million during the fourth quarter), primarily in response to the EPA's recently proposed chromium clean-up standards and for additional costs expected to be incurred at the Company's former Newark, New Jersey plant site.

  The Company enters into various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. Such contractual financial and/or performance commitments are not material.

  The Company's foreign petroleum exploration, development and production activities are subject to political and economic uncertainties, expropriation of property and cancellation or modification of contract rights, foreign exchange restrictions and other risks arising out of foreign governmental sovereignty over the areas in which the Company's operations are conducted, as well as risks of loss in some countries due to civil strife, acts of war, guerrilla activities and insurrection. Areas in which the Company has significant operations include the United States, Indonesia, Ecuador, Bolivia and Venezuela.

NOTE TWENTY-SIX--SUBSEQUENT EVENT

  Maxus has agreed to a merger with YPF Acquisition Corp. ("YPFA Corp."), a wholly owned subsidiary of YPF Sociedad Anonima ("YPF"). YPFA Corp. has commenced a tender offer (the "Offer") to purchase all of Maxus' outstanding Common Stock for $5.50 per share in cash. If such number of shares of Common Stock constituting a majority of Maxus' voting stock, i.e., the Common Stock and the $4.00 Preferred Stock, are tendered in the Offer and the other conditions to the Offer are satisfied (including the receipt by YPF and YPFA Corp. of financing), the Offer will be followed by a merger in which the remaining Common Stock will be exchanged for the same price of $5.50 per share. Holders of Common Stock on the close of business on March 22, 1995 also will receive a cash payment of $0.10 per share upon redemption of rights issued under Maxus' shareholder rights plan.

                              REPORT OF MANAGEMENT

To the Stockholders of Maxus Energy Corporation

  The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles and have been audited by Price Waterhouse LLP, independent accountants. The Company is responsible for all information and representations contained in the Consolidated Financial Statements. In the preparation of this information, it has been necessary to make estimates and judgments based on data provided by the Company's accounting and control systems.

  In meeting its responsibility for the reliability of the Consolidated Financial Statements, the Company depends on its accounting and control systems. These systems are designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use and that transactions are executed in accordance with the Company's authorizations and are recorded properly. The Company believes that its accounting and control systems provide reasonable assurance that errors or irregularities that could be material to the Consolidated Financial Statements are prevented or would be detected within a timely period. The Company also requires that all officers and other employees adhere to a written business conduct policy.

  The independent accountants provide an objective review as to the Company's reported operating results and financial position. The Company also has an active operations auditing program which monitors the functioning of the Company's accounting and control systems and provides additional assurance that the Company's operations are conducted in a manner which is consistent with applicable laws.

  The Board of Directors pursues its oversight role for the Consolidated Financial Statements through the Audit Review Committee which is composed solely of directors who are not employees of the Company. The Audit Review Committee meets with the Company's financial management and operations auditors periodically to review the work of each and to monitor the discharge of their responsibilities. The Audit Review Committee also meets periodically with the Company's independent accountants without representatives of the Company present, to discuss accounting, control, auditing and financial reporting matters.

                                          G. W. Pasley
                                          Senior Vice President, Finance and
                                           Administration, and Chief Financial
                                           Officer

                                          G. R. Brown
                                          Vice President and Controller

Dallas, Texas
February 28, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Maxus Energy Corporation

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Maxus Energy Corporation and its subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Notes 1, 7 and 8 to the Consolidated Financial Statements, the Company changed its methods of accounting for income taxes, postretirement benefits and postemployment benefits in 1993.

PRICE WATERHOUSE LLP

Dallas, Texas
February 28, 1995

                FINANCIAL SUPPLEMENTARY INFORMATION (Unaudited)

  (DATA IS AS OF DECEMBER 31 OF EACH YEAR OR FOR THE YEAR THEN ENDED AND THE
          DOLLAR AMOUNTS IN TABLES ARE IN MILLIONS, EXCEPT PER SHARE)


OIL AND GAS PRODUCING ACTIVITIES

  The following are disclosures about the oil and gas producing activities of the Company as required by Statement of Financial Accounting Standards No. 69 ("SFAS 69").

 Results of Operations

  Results of operations from all oil and gas producing activities are shown below. These results exclude revenues and expenses related to the purchase of natural gas and the subsequent processing and resale of such natural gas plus the sale of natural gas liquids extracted therefrom.

                             UNITED STATES                   INDONESIA
                          --------------------------    ----------------------
                           1994      1993      1992      1994    1993    1992
                          ------    ------    ------    ------  ------  ------
Sales...................  $132.3    $202.0    $207.8    $381.2  $405.9  $424.3
                          ------    ------    ------    ------  ------  ------
Production costs........    29.4      46.5      46.4     151.5   157.5   143.2
Exploration costs.......     9.2      14.6      15.2      13.8    16.5    13.7
Depreciation, depletion
 and amortization.......    45.3      77.9      83.5      75.6    63.0    79.4
(Gain) loss on sale of
 assets.................  (201.8)      3.0      (3.3)
Other...................     8.8(a)   17.0(a)    8.6(a)    1.8     (.2)    (.4)
                          ------    ------    ------    ------  ------  ------
                          (109.1)    159.0     150.4     242.7   236.8   235.9
                          ------    ------    ------    ------  ------  ------
Income (loss) before tax
 provision..............   241.4      43.0      57.4     138.5   169.1   188.4
Provision (benefit) for
 income taxes...........     4.8        .9       1.1      74.4    86.7   104.4
                          ------    ------    ------    ------  ------  ------
Results of operations...  $236.6    $ 42.1    $ 56.3    $ 64.1  $ 82.4  $ 84.0
                          ======    ======    ======    ======  ======  ======
                             SOUTH AMERICA                 OTHER FOREIGN             WORLDWIDE
                          --------------------------    ----------------------  ---------------------
                           1994      1993      1992      1994    1993    1992    1994    1993   1992
                          ------    ------    ------    ------  ------  ------  ------  ------ ------
Sales...................  $ 24.0                                                $537.5  $607.9 $632.1
                          ------    ------    ------    ------  ------  ------  ------  ------ ------
Production costs........    17.8    $  1.7                                       198.7   205.7  189.6
Exploration costs.......     2.4      10.5    $ 11.1    $  7.2  $ 15.2  $ 24.6    32.6    56.8   64.6
Depreciation, depletion
 and amortization.......     7.5        .6        .4       2.7     1.7     2.8   131.1   143.2  166.1
(Gain) loss on sale of
 assets.................      .2                                                (201.6)    3.0   (3.3)
Other...................    (1.4)       .2       (.1)      (.3)    (.1)    (.1)    8.9    16.9    8.0
                          ------    ------    ------    ------  ------  ------  ------  ------ ------
                            26.5      13.0      11.4       9.6    16.8    27.3   169.7   425.6  425.0
                          ------    ------    ------    ------  ------  ------  ------  ------ ------
Income (loss) before tax
 provision..............    (2.5)    (13.0)    (11.4)     (9.6)  (16.8)  (27.3)  367.8   182.3  207.1
Provision (benefit) for
 income taxes...........     5.2       (.3)      (.3)      (.2)    (.3)    (.5)   84.2    87.0  104.7
                          ------    ------    ------    ------  ------  ------  ------  ------ ------
Results of operations...  $ (7.7)   $(12.7)   $(11.1)   $ (9.4) $(16.5) $(26.8) $283.6  $ 95.3 $102.4
                          ======    ======    ======    ======  ======  ======  ======  ====== ======

- --------
(a) Includes United States gathering and processing costs related to sales. Such costs were $9.7 million, $13.1 million and $12.2 million for 1994, 1993 and 1992, respectively.

 Capitalized Costs

  Included in properties and equipment are capitalized amounts applicable to the Company's oil and gas producing activities. Such capitalized amounts include the cost of mineral interests in properties, completed and incomplete wells and related support equipment as follows:

                               UNITED STATES               INDONESIA
                          ------------------------ --------------------------
                           1994    1993     1992     1994     1993     1992
                          ------ -------- -------- -------- -------- --------
Proved properties.......  $584.0 $1,214.6 $1,201.2 $1,572.9 $1,514.3 $1,393.4
Unproved properties.....     7.8     51.2     46.9       .7       .8       .8
                          ------ -------- -------- -------- -------- --------
                           591.8  1,265.8  1,248.1  1,573.6  1,515.1  1,394.2
                          ------ -------- -------- -------- -------- --------
Less--Accumulated
 depreciation, depletion
 and amortization.......   416.8    931.9    894.0  1,043.7    968.1    905.1
                          ------ -------- -------- -------- -------- --------
                          $175.0 $  333.9 $  354.1 $  529.9 $  547.0 $  489.1
                          ====== ======== ======== ======== ======== ========
                               SOUTH AMERICA             OTHER FOREIGN                WORLDWIDE
                          ------------------------ -------------------------- --------------------------
                           1994    1993     1992     1994     1993     1992     1994     1993     1992
                          ------ -------- -------- -------- -------- -------- -------- -------- --------
Proved properties.......  $240.8 $  173.2 $   33.4                            $2,397.7 $2,902.1 $2,628.0
Unproved properties.....    15.2     14.9     29.1 $    5.4 $    5.4 $    2.7     29.1     72.3     79.5
                          ------ -------- -------- -------- -------- -------- -------- -------- --------
                           256.0    188.1     62.5      5.4      5.4      2.7  2,426.8  2,974.4  2,707.5
                          ------ -------- -------- -------- -------- -------- -------- -------- --------
Less--Accumulated
 depreciation, depletion
 and amortization.......     8.5      1.0       .4      4.0      2.6       .3  1,473.0  1,903.6  1,799.8
                          ------ -------- -------- -------- -------- -------- -------- -------- --------
                          $247.5 $  187.1 $   62.1 $    1.4 $    2.8 $    2.4 $  953.8 $1,070.8 $  907.7
                          ====== ======== ======== ======== ======== ======== ======== ======== ========

 Costs Incurred

  Costs incurred by the Company in its oil and gas producing activities (whether capitalized or charged against earnings) were as follows:

                           UNITED STATES         INDONESIA
                         ------------------ -------------------
                         1994   1993  1992  1994   1993   1992
                         ----- ------ ----- ----- ------ ------
Property acquisition
 costs.................. $ 2.4  $13.5 $ 2.7              $  6.6
Exploration costs.......   9.9   22.6  14.4 $13.8 $ 16.4   13.8
Development costs.......  20.9   35.6  23.4  58.7  120.8  109.0
                         ----- ------ ----- ----- ------ ------
                         $33.2 $ 71.7 $40.5 $72.5 $137.2 $129.4
                         ===== ====== ===== ===== ====== ======
                           SOUTH AMERICA       OTHER FOREIGN         WORLDWIDE
                         ------------------ ------------------- --------------------
                         1994   1993  1992  1994   1993   1992   1994   1993   1992
                         ----- ------ ----- ----- ------ ------ ------ ------ ------
Property acquisition
 costs..................                          $   .5 $   .5 $  2.4 $ 14.0 $  9.8
Exploration costs....... $ 3.4 $ 25.3 $35.5 $ 7.4   15.5   24.4   34.5   79.8   88.1
Development costs.......  77.7  123.6  23.4                      157.3  280.0  155.8
                         ----- ------ ----- ----- ------ ------ ------ ------ ------
                         $81.1 $148.9 $58.9 $ 7.4 $ 16.0 $ 24.9 $194.2 $373.8 $253.7
                         ===== ====== ===== ===== ====== ====== ====== ====== ======

 Oil and Gas Reserves

  The following table represents the Company's net interest in estimated quantities of developed and undeveloped reserves of crude oil, condensate, natural gas liquids and natural gas and changes in such quantities at year-end 1994, 1993 and 1992. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

                                   1994                                 1993                             1992
                      -----------------------------------  -------------------------------  -------------------------------
                      UNITED              SOUTH            UNITED             SOUTH         UNITED             SOUTH
CRUDE OIL             STATES INDONESIA   AMERICA    TOTAL  STATES INDONESIA  AMERICA TOTAL  STATES INDONESIA  AMERICA TOTAL
- ---------             ------ ---------   -------    -----  ------ ---------  ------- -----  ------ ---------  ------- -----
                                                         (MILLIONS OF BARRELS)
Net Proved Developed
 and Undeveloped
 Reserves...........
Beginning of year...   12.3    180.1      71.6      264.0   12.2    155.2     53.1   220.5   14.6    162.8      27.5  204.9
 Revisions of
  previous
  estimates.........     .2     (3.2)(a)   5.1        2.1     .4     39.6(a)   1.2    41.2     .8      8.0(a)  (15.1)  (6.3)
 Purchase of
  reserves in place.                                          .2                        .2                      36.7   36.7
 Extensions,
  discoveries and
  other additions...     .1      3.5(a)               3.6    1.3      8.1(a)  17.3    26.7     .4      7.0(a)    4.0   11.4
 Production.........    (.9)   (21.6)     (1.8)(c)  (24.3)  (1.8)   (22.8)           (24.6)  (2.1)   (22.6)           (24.7)
 Sales of reserves
  in place..........   (8.2)              (7.8)     (16.0)                                   (1.5)                     (1.5)
                       ----    -----      ----      -----   ----    -----     ----   -----   ----    -----     -----  -----
End of year.........    3.5    158.8      67.1      229.4   12.3    180.1     71.6   264.0   12.2    155.2      53.1  220.5
                       ----    -----      ----      -----   ----    -----     ----   -----   ----    -----     -----  -----
Net Proved Developed
 Reserves
 Beginning of year..   11.0    161.1      14.1      186.2   11.3    128.9            140.2   13.9    137.9            151.8
 End of year........    2.9    141.5      14.8      159.2   11.0    161.1     14.1   186.2   11.3    128.9            140.2

                                   1994                    1993                    1992
                          ----------------------  ----------------------  ----------------------
                          UNITED                  UNITED                  UNITED
NATURAL GAS(B)            STATES INDONESIA TOTAL  STATES INDONESIA TOTAL  STATES INDONESIA TOTAL
- --------------            ------ --------- -----  ------ --------- -----  ------ --------- -----
                                                (BILLIONS OF CUBIC FEET)
Net Proved Developed and
 Undeveloped Reserves
Beginning of year.......    679     262     941     584     245     829     635      37     672
 Revisions of previous
  estimates.............     21       1      22       3     (23)    (20)      8      (3)      5
 Purchase of reserves in
  place.................                             17              17       1               1
 Extensions, discoveries
  and other additions...     13      58      71     152      45     197      24     216     240
 Production.............    (57)    (17)    (74)    (76)     (5)    (81)    (83)     (5)    (88)
 Sales of reserves in
  place.................   (164)           (164)     (1)             (1)     (1)             (1)
                           ----    ----    ----    ----    ----    ----    ----     ---    ----
End of year.............    492     304     796     679     262     941     584     245     829
                           ----    ----    ----    ----    ----    ----    ----     ---    ----
Net Proved Developed
 Reserves
 Beginning of year......    507      85     592     515      22     537     568      23     591
 End of year............    384     107     491     507      85     592     515      22     537
                                   1994                    1993                    1992
                          ----------------------  ----------------------  ----------------------
                          UNITED                  UNITED                  UNITED
NATURAL GAS LIQUIDS       STATES INDONESIA TOTAL  STATES INDONESIA TOTAL  STATES INDONESIA TOTAL
- -------------------       ------ --------- -----  ------ --------- -----  ------ --------- -----
                                                 (MILLIONS OF BARRELS)
Net Proved Developed and
 Undeveloped Reserves
Beginning of year.......   37.1    10.2    47.3    30.8     9.3    40.1    31.2     4.9    36.1
 Revisions of previous
  estimates.............    2.0     (.7)    1.3     1.9     (.3)    1.6     2.5     (.7)    1.8
 Purchase of reserves in
  place.................                                                     .1              .1
 Extensions, discoveries
  and other additions...     .4      .7     1.1     7.2     1.7     8.9      .3     5.7     6.0
 Production.............   (3.0)    (.8)   (3.8)   (2.8)    (.5)   (3.3)   (3.3)    (.6)   (3.9)
                           ----    ----    ----    ----    ----    ----    ----     ---    ----
End of year.............   36.5     9.4    45.9    37.1    10.2    47.3    30.8     9.3    40.1
                           ----    ----    ----    ----    ----    ----    ----     ---    ----
Net Proved Developed
 Reserves
 Beginning of year......   29.5     3.3    32.8    27.0     5.1    32.1    29.6     3.1    32.7
 End of year............   29.7     3.2    32.9    29.5     3.3    32.8    27.0     5.1    32.1

- -------
(a) The changes reflect the impact of the change in the price of crude oil on the barrels to which the Company is entitled under the terms of the Indonesian production sharing contracts. The Indonesian production sharing contracts allow the Company to recover tangible production and exploration costs, as well as operating costs. As the price of crude oil fluctuates, the Company is entitled to more or less barrels of cost recovery oil. Increasing prices at the end of

   1994 resulted in a decrease of 11.7 million barrels. Decreasing prices resulted in an increase of 24.3 million barrels in 1993 and 4.5 million barrels in 1992.
(b) Natural gas is reported on the basis of actual or calculated volumes which remain after removal, by lease or field separation facilities, of liquefiable hydrocarbons and of non-hydrocarbons where they occur in sufficient quantities to render the gas unmarketable. Natural gas reserve volumes include liquefiable hydrocarbons approximating 11% of total gas reserves in the United States and 5% in Indonesia which are recoverable at natural gas processing plants downstream from the lease or field separation facilities. Such recoverable liquids also have been included in natural gas liquids reserve volumes.
(c) Reserves in Venezuela attributable to an operating service agreement under which all hydrocarbons are owned by the Venezuelan government have not been included. Production reported in Oil and Gas reserves does not include Venezuela production but it is included in net oil sales reported in Exploration and Production Statistics. The SFAS 69 Results of Operations, Capitalized Costs and Costs Incurred disclosures include costs related to Venezuela.

 Future Net Cash Flows

  The standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves is calculated and presented in accordance with SFAS 69. Accordingly, future cash inflows were determined by applying year-end oil and gas prices (adjusted for future fixed and determinable price changes) to the Company's estimated share of future production from proved oil and gas reserves. Future income taxes were derived by applying year-end statutory tax rates to the estimated net future cash flows. A prescribed 10% discount factor was applied to the future net cash flows. Because prices have declined since year-end, a calculation of the standardized measure using current prices would result in lower discounted net cash flows for 1994 than is presented.

  In the Company's opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for the Company's proved oil and gas reserves is not representative of the reserve value. The standardized measure is intended only to assist financial statement users in making comparisons between companies.

                      UNITED STATES                  INDONESIA                SOUTH AMERICA                WORLDWIDE
                 --------------------------  ----------------------------  ----------------------  ----------------------------
                  1994     1993      1992      1994      1993      1992     1994    1993    1992     1994      1993      1992
                 ------  --------  --------  --------  --------  --------  ------  ------  ------  --------  --------  --------
Future cash
 flows.......... $967.3  $1,781.2  $1,557.5  $3,389.0  $3,269.8  $3,538.7  $831.9  $700.9  $708.8  $5,188.2  $5,751.9  $5,805.0
Future
 production and
 development
 costs.......... (324.7)   (521.6)   (457.0) (2,246.8) (2,258.1) (2,024.1) (371.8) (500.9) (423.5) (2,943.3) (3,280.6) (2,904.6)
Future income
 tax expenses...  (92.8)   (152.4)   (154.7)   (503.1)   (438.5)   (707.1)  (53.6)  (81.9)  (64.0)   (649.5)   (672.8)   (925.8)
                 ------  --------  --------  --------  --------  --------  ------  ------  ------  --------  --------  --------
Future net cash
 flows..........  549.8   1,107.2     945.8     639.1     573.2     807.5   406.5   118.1   221.3   1,595.4   1,798.5   1,974.6
Annual discount
 at 10% rate.... (241.1)   (414.0)   (303.5)   (261.7)   (238.2)   (342.8) (162.8)  (85.0) (158.7)   (665.6)   (737.2)   (805.0)
                 ------  --------  --------  --------  --------  --------  ------  ------  ------  --------  --------  --------
Standardized
 measure of
 discounted
 future net cash
 flows.......... $308.7  $  693.2  $  642.3  $  377.4  $  335.0  $  464.7  $243.7  $ 33.1  $ 62.6  $  929.8  $1,061.3  $1,169.6
                 ======  ========  ========  ========  ========  ========  ======  ======  ======  ========  ========  ========

  The following are the principal sources for change in the standardized measure:

                                                    1994      1993      1992
                                                  --------  --------  --------
January 1........................................ $1,061.3  $1,169.6  $1,094.2
  Sales and transfers of oil and gas produced,
   net of production costs.......................   (334.9)   (399.6)   (437.0)
  Net changes in prices and production costs.....    103.4    (443.6)    (29.1)
  Extensions, discoveries and improved recovery,
   less related costs............................     68.0     229.9     202.3
  Previously estimated development costs incurred
   during the year...............................    123.2     217.4      17.8
  Revisions of previous quantity estimates.......     56.6      13.6      82.3
  Purchase of reserves in place..................       .4      18.8      30.3
  Sale of reserves in place......................   (275.7)      (.9)    (10.0)
  Net change in income taxes.....................    (22.6)    170.5       7.9
  Accretion of discount..........................    132.4     172.3     167.7
  Other..........................................     17.7     (86.7)     43.2
                                                  --------  --------  --------
December 31...................................... $  929.8  $1,061.3  $1,169.6
                                                  ========  ========  ========

 Quarterly Data

                                                     1994
                          -----------------------------------------------------------
                          MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,  FOR THE YEAR
                          --------- -------- ------------- ------------  ------------
Sales and operating
 revenues...............   $187.1    $167.5     $170.2        $157.3        $682.1
Gross profit (a) (b)....     43.8      44.6       57.1          46.8         192.3
Net income (loss).......    (11.2)     30.1      (16.0)        (25.6)(c)     (22.7)
Per Common Share
  Net income (loss).....     (.17)      .13       (.19)         (.26)         (.49)
Market price per share:
  Common Stock
    High................    5 7/8     5 1/4      5 7/8         4 3/4         5 7/8
    Low.................    4 1/8     4 1/8      4 1/2         3 1/4         3 1/4
  $4.00 Preferred Stock
    High................   45 3/4    41 1/8     40 1/2        37 3/4        45 3/4
    Low.................     39      33 5/8       37          30 1/8        30 1/8
  $2.50 Preferred Stock
    High................   25 3/4    23 1/4     23 3/8        22 3/4        25 3/4
    Low.................   21 1/4      20       21 3/4        17 1/2        17 1/2
                                                     1993
                          -----------------------------------------------------------
                          MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,  FOR THE YEAR
                          --------- -------- ------------- ------------  ------------
Sales and operating
 revenues...............   $192.0    $204.2     $193.1        $197.4        $786.7
Gross profit (a) (b)....     65.1      60.3       52.5          45.7         223.6
Net income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............       .2      (3.9)      (7.4)        (26.8)        (37.9)
Extraordinary item......                          (3.2)         (3.9)         (7.1)
Cumulative effect of
 change in accounting
 principle..............     (4.4)                                            (4.4)
Net loss................     (4.2)     (3.9)     (10.6)        (30.7)        (49.4)
Per Common Share
  Loss before
   extraordinary item
   and cumulative effect
   of change in
   accounting principle.     (.07)     (.11)      (.14)         (.28)         (.60)
  Extraordinary item....                          (.02)         (.03)         (.05)
  Cumulative effect of
   change in accounting
   principle............     (.03)                                            (.03)
  Net loss..............     (.10)     (.11)      (.16)         (.31)         (.68)
Market price per share:
  Common Stock
    High................    9 3/4    10 3/8      9 3/4         7 3/8        10 3/8
    Low.................    6 1/8     8 3/8      7 3/8         4 1/2         4 1/2
  $4.00 Preferred Stock
    High................     49      49 3/8     49 7/8        48 7/8        49 7/8
    Low.................   42 5/8    46 1/4     47 1/8          40            40
  $2.50 Preferred Stock
    High................                                        25            25
    Low.................                                      23 1/2        23 1/2

- --------
(a) Gross profit is sales and operating revenues less purchases and operating expenses, gas purchase costs and depreciation, depletion and amortization.
(b) Gross profit has been restated to conform to the 1994 year-end presentation.
(c) In the fourth quarter of 1994, the Company increased its reserve for future environmental liabilities by $49.0 million.

                                 Exhibit Index
                           (exhibits filed herewith)

10.1   --1992 Director Stock Option plan of the Company.

21.1   --List of Subsidiaries of the Company.

23.1   --Consent of Independent Accountants.

24.1   --Powers of Attorney of directors and officers of the Company.

27.1   --Financial Statement Schedule.
