Form 10-Q
period 1995-03-31
MAXUS ENERGY CORP /DE/
filed 1995-05-15
CIK 724176

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ________________


                                  FORM 10-Q

(Mark One)

   [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending March 31, 1995

                                       OR

   [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES AND EXCHANGE ACT OF 1934

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



         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQURIED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES /X/               NO / /


         Shares of Common Stock outstanding at April 28, 1995:    135,610,272

                        PART I.  FINANCIAL INFORMATION


The accompanying consolidated financial statements have not been examined by independent accountants, but in the opinion of the management of Maxus Energy Corporation (the "Company" or "Maxus") all adjustments (consisting only of normal accruals) necessary for a fair presentation of the consolidated results of operations, consolidated balance sheets and consolidated statements of cash flows at the date and for the periods indicated have been included.

MAXUS ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited) (in millions, except per share)


- -------------------------------------------------------------------------
Three Months Ended March 31,                             1995       1994
                                                        -----------------
REVENUES
   Sales and operating revenues                         $142.5     $187.1

   Other revenues, net                                     9.6        6.0
- -------------------------------------------------------------------------
                                                         152.1      193.1
                                                        -----------------

COSTS AND EXPENSES
   Operating expenses                                     62.1       61.7
   Gas purchase costs                                     12.7       43.5
   Exploration, including exploratory dry holes            8.1        9.3
   Depreciation, depletion and amortization               29.9       38.2
   General and administrative expenses                     7.5        9.3
   Taxes other than income taxes                           3.1        4.3
   Interest and debt expenses                             24.1       22.5
   Pre-merger costs                                       42.4
- -------------------------------------------------------------------------
                                                         189.9      188.8
                                                        -----------------

INCOME (LOSS) BEFORE INCOME TAXES                        (37.8)       4.3
INCOME TAXES                                              19.1       15.5
- -------------------------------------------------------------------------
NET LOSS                                                 (56.9)     (11.2)

Dividend requirement on preferred stock                   (9.6)     (12.3)
- -------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON SHARES                        ($66.5)    ($23.5)
=========================================================================

NET LOSS PER COMMON SHARE                               ($0.49)    ($0.17)
=========================================================================

AVERAGE COMMON SHARES OUTSTANDING (IN MILLIONS)          135.5      134.5

See Notes to Consolidated Financial Statements (Unaudited).

MAXUS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except shares)

- --------------------------------------------------------------------------------------
                                                             March 31,    December31,
                                                                1995          1994
                                                           ---------------------------
                           ASSETS                           (Unaudited)
Current Assets
   Cash and cash equivalents                                       $91.6         $40.6
   Short-term investments                                           65.0         103.8
   Receivables, less doubtful receivables                          127.8         152.4
   Taxes receivable                                                 13.7          23.8
   Inventories                                                      28.6          27.9
   Restricted cash                                                  48.5          46.4
   Prepaids and other current assets                                19.4          18.7
- --------------------------------------------------------------------------------------
      Total Current Assets                                         394.6         413.6
Properties and Equipment, less accumulated depreciation
  and depletion of $1,638.0 in 1995 and $1,611.0 in 1994         1,110.7       1,088.4
Investments and Long-Term Receivables                               41.5          40.2
Restricted Cash                                                     79.9          94.2
Intangible assets, less accumulated amortization
  of $14.5 in 1995 and $14.2  in 1994                               35.5          35.8
Deferred Income Taxes                                                9.4           9.4
Deferred Charges                                                    20.5          25.1
- --------------------------------------------------------------------------------------
                                                                $1,692.1      $1,706.7
======================================================================================

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Long-term debt                                                   $4.7          $4.7
   Securities sold under repurchase agreements
   Accounts payable                                                 49.8          65.1
   Accrued liabilities                                             169.8         101.2
- --------------------------------------------------------------------------------------
      Total Current Liabilities                                    224.3         171.0
Long-Term Debt                                                     970.9         970.9
Deferred Income Taxes                                              199.7         199.3
Other Liabilities and Deferred Credits                             158.7         149.4
$9.75 Redeemable Preferred Stock, $1.00 par value
       Authorized and issued shares--1,250,000                     125.0         125.0
Stockholders' Equity
   $2.50 Preferred Stock, $1.00 par value
       Authorized shares--5,000,000
       Issued shares--3,500,000                                      3.5           3.5
   $4.00 Preferred Stock, $1.00 par value
       Authorized shares--5,915,017
       Issued shares--4,356,958 and 4,358,658                        4.4           4.4
   Common Stock, $1.00 par value
       Authorized shares--300,000,000
       Issued shares--135,897,899  and 135,694,722                 135.9         135.7
   Paid-in capital                                                 966.1         988.1
   Accumulated deficit                                          (1,073.2)     (1,016.4)
   Minimum pension liability                                       (18.3)        (18.3)
   Valuation reserve on marketable securities                       (1.3)         (2.4)
   Common Treasury Stock, at cost--310,535  and 295,995             (3.6)         (3.5)
- --------------------------------------------------------------------------------------
      Total Stockholders' Equity                                    13.5          91.1
- --------------------------------------------------------------------------------------
                                                                $1,692.1      $1,706.7
======================================================================================

See Notes to Consolidated Financial Statements (Unaudited). The Company uses the successful efforts method to account for its oil and gas producing activities.

MAXUS ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited) (in millions)



- ------------------------------------------------------------------------------------------
Three Months Ended March 31,                                               1995       1994
                                                                         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              ($56.9)    ($11.2)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
        Depreciation, depletion and amortization                           29.9       38.2
        Dry hole costs                                                      1.0
        Deferred income taxes                                               0.4        0.2
        Gain on sale of assets                                             (1.7)
        Postretirement benefits                                             1.4        1.8
        Pre-merger costs                                                   42.4
        Other                                                               1.3        2.9
        Changes in components of working capital:
            Receivables                                                    23.8       25.8
            Inventories, prepaids and other current assets                 (1.4)      (0.2)
            Accounts payable                                              (15.1)     (23.5)
            Accrued liabilities                                            26.3        1.2
            Taxes payable / receivable                                     10.1       (1.1)
                                                                         -----------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                   61.5       34.1
- ------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for properties and equipment--including
     dry hole costs                                                       (53.6)     (55.5)
   Expenditures for investments                                                       (5.1)
   Proceeds from sale of assets                                             2.1        0.4
   Proceeds from sale/maturity of short-term investments                   63.4        4.2
   Purchases of short-term investments                                    (24.6)      (2.8)
   Restricted cash                                                         12.2       11.5
   Other                                                                    9.8       (1.7)
                                                                         -----------------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          9.3      (49.0)
- ------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Interest rate swap                                                       3.4       (5.9)
   Net borrowings from joint venture partners                                          0.3
   Proceeds from issuance of short-term debt                                          30.0
   Repayment of short-term debt                                                      (33.9)
   Proceeds from issuance of long-term debt                                           61.3
   Repayment of long-term debt                                                        (0.1)
   Stock rights redemption                                                (13.6)
   Redemption of preferred stock                                                     (62.5)
   Dividends paid                                                          (9.6)     (12.3)
                                                                         -----------------
               NET CASH USED IN FINANCING ACTIVITIES                      (19.8)     (23.1)
- ------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       51.0      (38.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           40.6      128.7
- ------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $91.6      $90.7
==========================================================================================


See Notes to Consolidated Financial Statements (Unaudited).

                            MAXUS ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FIRST QUARTER 1995
                                  (UNAUDITED)


        MERGER

        On February 28, 1995, the Company entered into a merger agreement (the "Merger Agreement") with YPF Sociedad Anonima ("YPF"), a sociedad anonima organized under the laws of the Republic of Argentina, and YPF Acquisition Corp. ("YPFA Corp."), a wholly owned subsidiary of YPF. Pursuant to the Merger Agreement, YPFA Corp. commenced a tender offer to purchase all of the outstanding shares of the Company's common stock, $1.00 par value (the "Common Stock"), at a price of $5.50 per share in cash (the "Offer"). Following the expiration of the Offer on March 30, 1995, approximately 88.5% of the Common Stock was purchased by YPFA Corp. In connection with the Offer, record holders of Common Stock as of March 22, 1995 also received a cash payment of $0.10 per share, or an aggregate of approximately $14 million, upon the redemption of the rights attached to shares of Common Stock. A special meeting of the stockholders of the Company has been set for June 8, 1995 to vote on the adoption of the Merger Agreement. Upon such adoption and subject to certain conditions, each share of Common Stock outstanding and not previously acquired in the Offer will be converted into a right to receive the same price of $5.50 per share and YPFA Corp. will be merged into the Company (the "Merger"). Under the terms of the Merger Agreement, all of the Company's preferred stock will remain outstanding.


        PRE-MERGER COSTS

        The Company's 1995 first-quarter operating results reflect $42.4 million of pre-merger costs associated with the pending Merger. Such costs, which included expenses associated with financial consulting and legal services, severance payments pursuant to change of control agreements and payments for surrender of stock options and restricted stock, were recorded in accrued liabilities in the consolidated balance sheet.


        TAKE-OR-PAY OBLIGATION

        In March 1995, the Company received approximately $14.0 million from the purchaser of Northwest Java gas volumes to settle its 1994 take-or-pay obligation. After fulfillment of 1995 contract requirements, any excess quantities will be used to offset the 1994 take-or-pay settlement. The settlement was recorded as deferred revenue, which is included in Other Liabilities in the consolidated balance sheet. The deferred revenue will be recognized in the income statement as gas quantities are purchased which fulfill the take-or-pay obligation.

                            MAXUS ENERGY CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                         CONDITION FIRST QUARTER 1995


        SIGNIFICANT EVENT

        On February 28, 1995, the Company entered into a merger agreement (the "Merger Agreement") with YPF Sociedad Anonima ("YPF"), a sociedad anonima organized under the laws of the Republic of Argentina, and YPF Acquisition Corp. ("YPFA Corp."), a wholly owned subsidiary of YPF. Pursuant to the Merger Agreement, YPFA Corp. commenced a tender offer to purchase all of the outstanding shares of the Company's common stock, $1.00 par value (the "Common Stock"), at a price of $5.50 per share in cash (the "Offer"). Following the expiration of the Offer on March 30, 1995, approximately 88.5% of the Common Stock was purchased by YPFA Corp. In connection with the Offer, record holders of Common Stock as of March 22, 1995 also received a cash payment of $0.10 per share, or an aggregate of approximately $14 million, upon the redemption of the rights attached to shares of Common Stock. A special meeting of the stockholders of the Company has been set for June 8, 1995 to vote on the adoption of the Merger Agreement. Upon such adoption and subject to certain conditions, each share of Common Stock outstanding and not previously acquired in the Offer will be converted into a right to receive the same price of $5.50 per share and YPFA Corp. will be merged into the Company (the "Merger"). Under the terms of the Merger Agreement, all of the Company's preferred stock will remain outstanding.

        RESULTS OF OPERATIONS

        Maxus reported a net loss of $57 million for the first quarter of 1995 or, after preferred dividends, a loss of 49 cents per share of Common Stock, compared to a net loss of $11 million or, after preferred dividends, a loss of 17 cents per share of Common Stock for the first quarter of 1994. The first quarter 1995 results reflect $42 million of pre-merger costs associated with the pending YPF Merger. Such costs included expenses associated with financial consulting and legal services, severance payments pursuant to change of control agreements and payments for surrender of stock options and restricted stock.

        Sales and operating revenues for the first quarter of 1994 were $143 million, compared to $187 million for the same period a year ago. The loss of production from properties divested in 1994 and lower volumes of purchased gas negatively impacted revenues $45 million. Lower U.S. natural gas prices also negatively impacted revenues $12 million. These declines were partially offset by first quarter 1995 revenue of $8 million from South America. Initial sales from the Company's South American operations were recorded in the third quarter 1994.

        Net worldwide crude oil production was 60 thousand barrels per day ("mbpd") in the first quarter 1995, compared to 69 mbpd in the same quarter a year ago. Domestic crude oil volumes declined four mbpd during the period due to the loss of production from the divested properties. Crude oil sales from the Company's Indonesian operations were also down 12 mbpd during the period primarily as a result of lower entitlements due to higher prices and lower production. Production from South America of seven mbpd partially offset these declines.

        U.S. natural gas sales for the first quarter of 1995 were 167 million cubic feet per day ("mmcfpd"), a decrease of 208 mmcfpd over the first quarter 1994. The decline was driven by the loss of production from divested properties and lower volumes of gas purchased for resale. The average gas price received in the United States was $1.45 per thousand cubic feet ("mcf") in the first quarter 1995 as compared to $2.24 per mcf a year ago.

        Northwest Java gas volumes of 40 mmcfpd in the first quarter 1995 were eight mmcfpd higher than the first quarter 1994. Gas realizations improved to $2.65 per mcf during the first quarter 1995 from $1.81 per mcf during the same period last year due to the change in contract terms which increased the price received for "old" gas production from $0.20 per mcf to $2.65 per mcf on January 1, 1995.

        Natural gas liquids sales in the United States for the first quarter 1995 were 18 mbpd, a slight decrease over first quarter last year. The average sales price for U.S. natural gas liquids in the first quarter of 1995 was $10.38 per barrel, an increase of $1.15 per barrel from 1994.

        Gas purchase costs were $31 million lower in the first quarter of 1995 as compared to first quarter 1994 due to the reduction in volumes of gas purchased for resale as well as lower prices.

        Depreciation, depletion and amortization ("DD&A") of $30 million for the first quarter 1995 was $8 million lower than the same period last year. Approximately $11 million of DD&A from divested properties was included in the first quarter 1994. Partially offsetting this decline was $4 million of DD&A associated with South American operations included in the first quarter 1995.

        Income tax expense was $19 million and $16 million in the first quarters of 1995 and 1994, respectively. The increase in income tax expense was primarily due to higher Indonesian taxes as a result of increased taxable income from the Company's Indonesian operations.

        FINANCIAL CONDITION

        The Company's net cash provided by operating activities was $62 million in the first quarter of 1995 compared to $34 million in the first quarter of 1994. Net cash from operating activities before working capital changes declined $14 million during 1995 primarily as a result of the loss of cash flow from divested properties. Net working capital requirements, however, provided an additional $42 million primarily due to lower oil and gas receivables of $17 million, a $9 million tax refund and higher accrued liabilities.

        The Company began the year with $41 million of cash and cash equivalents. For the first three months of 1995, cash provided by operations was $62 million, short-term investment maturities were $39 million, the release of restricted cash provided $12 million and the settlement of a natural gas take-or-pay obligation in Northwest Java provided $14 million. After funding expenditures for properties and equipment of $54 million and the stock rights redemption of $14 million, and paying preferred dividends of $10 million, the balance of cash and cash equivalents increased $51 million over year end 1994. In the first three months of 1994, 1993 year-end cash balances of $129 million, $34 million of cash provided by operations, net borrowings of $52 million and the release of $12 million in restricted cash were used to redeem a portion of the Company's $9.75 Cumulative Convertible Preferred Stock, fund expenditures for properties and equipment and pay preferred dividends.

        Expenditures for properties and equipment, including dry hole costs, were $54 million for the first three months of 1995 as compared to $56 million for the same period last year. Spending in Ecuador was $19 million lower than last year due to completion of the initial phases of the project in 1994, partially offset by a $13 million acquisition of producing properties in the U.S. during the first quarter of 1995.

        Working capital declined $72 million from December 31, 1994, $42 million of which was due to the accrual for pre-merger costs associated with the Merger with YPF and the $14 million payment for the redemption of the rights attached to the Common Stock.

        FUTURE OUTLOOK

        In connection with the Merger, The Chase Manhattan Bank (National Association) ("Chase") has agreed to provide two credit facilities aggregating up to $425 million to certain subsidiaries of Maxus. A credit facility of up to $250 million will be made available to the Company's subsidiary, Midgard Energy Company ("Midgard"), and a credit facility of up to $175 million will be made available to the Company's subsidiaries, Northwest Java, Inc. ("Java") and Southeast Sumatra, Inc. ("Sumatra"). Funds from these facilities, along with up to $125 million of the Company's available cash, will be used to repay loans obtained by YPFA Corp. from Chase under a $550 million credit facility used to acquire the entire common equity interest in the Company and to effect the Merger. The loans made under the Midgard facility will be repaid in up to 28 consecutive quarterly installments beginning March 31, 1997. The loans made under the Java/Sumatra facility will be repaid in up to 24 consecutive quarterly installments beginning March 31, 1997. As a result of the additional debt, the Company's interest expense will increase approximately $35 million per year.

        The Company currently projects total program spending (capital expenditures plus exploration expenses) for 1995 to be approximately $240 million, $61 million of which was spent during the first quarter of 1995.

        Funding for the remaining 1995 spending program is expected to be provided by cash from operations. The Company anticipates that it will be able to meet its obligations, including its indebtedness to Chase, during 1995; however, pursuant to the Merger Agreement, in the event the Company should be unable to meet its obligations when due, whether upon maturity or otherwise, including for this sole purpose preferred stock dividends and redemption payments, YPF has agreed, for a period of nine years following the effectiveness of the Merger, to fund the Company in an amount necessary to permit the Company to meet its obligations. This obligation is limited to the amount of the debt service for the obligation arising from the acquisition loans or refinancing loans and will be reduced by the amount of any capital contribution received by the Company after the Merger is completed and with the net proceeds of any sale by the Company of Common Stock or nonredeemable preferred stock after the Merger.

        In addition, YPF has informed the Company that it will guarantee payment of the Company's long-term financial obligations, which amounted to approximately U.S.$1 billion as of the time of the acquisition, provided that, in certain cases discussed below, consents are obtained. Holders of the Company's debt securities issued under Indentures dated as of April 1, 1988 and November 1, 1990, respectively (the "Indentures"), between the Company and Chemical Bank, as trustee, are being asked to consent to a single modification of a definition appearing in the Indentures so that, as a result of the guarantees, YPF will not subject itself to the terms of the Indentures (including their covenant and default provisions) in addition to guaranteeing the debt. Indebtedness to be covered by the guarantees consists of the Company's outstanding 11 1/4%, 11 1/2% and 8 1/2% Sinking Fund Debentures, its outstanding 9 7/8%, 9 1/2 % and 9 3/8% Notes and its outstanding medium-term notes.

        Certain information regarding the financial condition and results of operations of YPF, presented in its 1994 Annual Report and first quarter 1995 press release, is set forth below. This financial information should be read in conjunction with, and is qualified in its entirety by reference to, YPF's financial statements and the notes thereto for the year ended December 31, 1994, which have been filed with the Securities and Exchange Commission ("SEC") on Form 6-K, and YPF's financial statements and the notes thereto for the three months ended March 31, 1995, which are expected to be filed with the SEC during the week of May 14, 1995.


                                                                           1994               March 31, 1995
                                                                           ----               --------------
                                                                      (amounts in millions of pesos) (1)
 Summarized Balance Sheet Data (at period end) (2)
      Current assets....................................                 1,097                   1,239
      Non-current assets................................                 6,412                   6,748
      Current liabilities...............................                 1,395                   1,629
      Long-term debt....................................                   641                     659
      Long-term debt....................................                   641                     659
      Other non-current liabilities.....................                   387                     370




 Summarized Statement of Income Data (2)
      Sales.............................................                 4,192                   1,049
      Operating income .................................                   708                     210
      Net income........................................                   538                     177

______________________________
         (1) Under Argentine law, the Central Bank is obligated to sell dollars to any person who so requires at a rate of one peso per dollar.

         (2) Based on generally accepted accounting principles in Argentina, which differ in certain respects from generally accepted accounting principles in the United States.

         Maxus is in the process of determining the impact of the Merger and the allocation of the YPF purchase price on its Financial Statements.

                          PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

                 3(ii).1 -- Amendment to the By-Laws of the Company

                 3(ii).2 -- By-Laws of the Company, as amended

                 27.1   -- Financial Data Schedule


         (b)     Reports on Form 8-K During the Quarter.

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

                                   MAXUS ENERGY CORPORATION


                                   By:      G. R. Brown

                                            G. R. Brown, Vice President
                                            and Controller, on behalf of
                                            the registrant and as its
                                            chief accounting officer

May 12, 1995

                                 Exhibit Index



Exhibit Title                                               Exhibit No.
Amendment to the By-Laws of the Company                     3(ii).1

By-Laws of the Company, as amended                          3(ii).2

Financial Data Schedule                                     27.1