Form 10-Q
period 1995-06-30
MAXUS ENERGY CORP /DE/
filed 1995-08-10
CIK 724176

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ________________


                                   FORM 10-Q
(Mark One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(C)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ending June 30, 1995

                                      OR

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(C)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

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



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQURIED TO BE FILED BY SECTION 13 OR 15(C) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES X         NO
   ---          ---

     Shares of Common Stock outstanding at August 7, 1995:    135,609,772

                         PART I.  FINANCIAL INFORMATION

In the opinion of the management of Maxus Energy Corporation, all adjustments (consisting only of normal accruals) necessary for a fair presentation of the consolidated results of operations, consolidated balance sheet and consolidated cash flows at the date and for the periods indicated have been included in the accompanying consolidated financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have reviewed the accompanying consolidated balance sheet of Maxus Energy Corporation (a Delaware corporation) as of June 30, 1995, and the related consolidated statements of income and cash flows for the three-month period then ended in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to the financial data and making inquiries of persons responsible for financial and accounting matters.
It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.


Arthur Andersen LLP

Dallas, Texas
July 25, 1995

MAXUS ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited) (in millions, except per share)

----------------------------------------------------------------------------------------------------------
                                                                1994                     1995
                                                     ------------------------  ---------------------------
                                                     Three Months  Six Months  Three Months | Three Months
                                                        Ended        Ended         Ended    |    Ended
                                                       June 30,     June 30,     March 31,  |   June 30,
                                                     ------------  ----------  ------------ | ------------
                                                                                            |
REVENUES                                                                                    |
   Sales and operating revenues                        $167.5        $354.6        $142.5   |     $150.7
   Other revenues, net                                    7.3          13.1           9.6   |        6.2
                                                       --------------------       ----------|-----------
                                                        174.8         367.7         152.1   |      156.9
                                                       --------------------       ----------|-----------
COSTS AND EXPENSES                                                                          |
   Operating expenses                                    57.9         122.1          64.7   |       58.0
   Gas purchase costs                                    32.4          75.9          12.7   |       13.2
   Exploration, including exploratory dry holes           8.4          18.5           8.9   |       16.8
   Depreciation, depletion and amortization              35.2          73.4          29.9   |       45.2
   General and administrative expenses                    6.6          12.6           4.2   |        4.4
   Taxes other than income taxes                          2.7           6.8           3.0   |        2.8
   Interest and debt expenses                            24.9          47.4          24.1   |       34.7
   Pre-merger costs                                         -             -          42.4   |          -
   Environmental studies and remediation                 11.5          11.5             -   |          -
   Restructuring:                                                                           |
     Gain on sale of assets                            (201.9)       (201.9)            -   |          -
     Restructuring costs                                100.9         100.9             -   |          -
                                                       --------------------       ----------|-----------
                                                         78.6         267.2         189.9   |      175.1
                                                       --------------------       ----------|-----------
                                                                                            |
Income (Loss) Before Income Taxes                        96.2         100.5         (37.8)  |      (18.2)
Income Taxes                                             66.1          81.6          19.1   |        4.8
                                                       --------------------       ----------|-----------
Net Income (Loss)                                        30.1          18.9         (56.9)  |      (23.0)
                                                                                            |
Dividend Requirement on Preferred Stock                  12.1          24.4           9.6   |        9.6
                                                       --------------------       ----------|-----------
Income (Loss) Applicable To Common Shares              $ 18.0        $ (5.5)       $(66.5)  |     $(32.6)
                                                       ====================       ==========|===========
Income (Loss) per Common Share                         $ 0.13        $(0.04)       $(0.49)  |     $(0.24)
                                                       ====================       ==========|===========
Average Common Shares Outstanding                                                           |
  (in millions)                                         134.7         134.6         135.5   |      135.6

See Notes to Consolidated Financial Statements (Unaudited).

MAXUS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEET
(in million, except shares)

----------------------------------------------------------------------------------------------------------------------------
                                                                                     December 31, |   April 1,    June 30,
                                                                                         1994     |     1995       1995
                                                                                     -------------|-------------------------
                                                                                                  | (Unaudited)  (Unaudited)
                                                                                                  |
ASSETS                                                                                            |
Current Assets                                                                                    |
  Cash and cash equivalents                                                           $    40.6   |  $   92.1   $   33.6
  Short-term investments                                                                  103.8   |      65.0       40.3
  Receivables, less doubtful receivables                                                  152.4   |     127.8      120.5
  Taxes receivable                                                                         23.8   |      13.7          -
  Inventories                                                                              27.9   |      28.6       33.2
  Restricted cash                                                                          46.4   |      48.5       32.6
  Deferred income taxes                                                                     0.3   |       7.6        7.6
  Prepaid expenses and other current assets                                                18.4   |      18.9       21.1
--------------------------------------------------------------------------------------------------|-------------------------
   Total Current Assets                                                                   413.6   |     402.2      288.9
                                                                                                  |
Properties and equipment, less accumulated                                                        |
  depreciation and depletion $1,611.0, $0.0, and $45.2                                  1,088.4   |   2,404.7    2,391.8
Investments and long-term receivables                                                      40.2   |      36.7        7.1
Restricted cash                                                                            94.2   |      77.1       82.5
Intangible assets, less accumulated amortization of $14.2                                  35.8   |         -          -
Deferred income taxes                                                                       9.4   |         -          -
Deferred charges                                                                           25.1   |      15.5       17.4
--------------------------------------------------------------------------------------------------|-------------------------
Total Assets                                                                          $ 1,706.7   |  $2,936.2   $2,787.7
==================================================================================================|=========================
                                                                                                  |
LIABILITIES AND STOCKHOLDERS' EQUITY                                                              |
Current Liabilities                                                                               |
  Long-term debt                                                                      $     4.7   |  $   12.7   $    4.2
  Accounts payable                                                                         65.1   |      49.8       42.4
  Accrued liabilities                                                                     101.2   |     263.2      175.0
  Taxes payable                                                                               -   |         -       10.7
--------------------------------------------------------------------------------------------------|-------------------------
   Total Current Liabilities                                                              171.0   |     325.7      232.3
                                                                                                  |
Long-term debt                                                                            970.9   |   1,282.7    1,284.5
Advance from parent                                                                           -   |         -        1.9
Deferred income taxes                                                                     199.3   |     593.5      578.3
Other liabilities and deferred credits                                                    149.4   |     260.9      248.1
$9.75 Redeemable Preferred Stock, $1.00 par value                                                 |
 Authorized and issued shares -1,250,000                                                  125.0   |     125.0      125.0
Stockholders' Equity                                                                              |
$2.50 Preferred Stock, $1.00 par value                                                            |
 Authorized shares -5,000,000                                                                     |
 Issued shares -3,500,000                                                                   3.5   |      73.1       70.9
$4.00 Preferred stock, $1.00 par value                                                            |
 Authorized shares -5,915,017                                                                     |
 Issued shares -4,358,658, 4,356,958, and 4,356,958                                         4.4   |      24.8       20.4
Common Stock, $1.00 par value                                                                     |
 Authorized shares -300,000,000                                                                   |
 Issued shares -135,694,722, 135,897,899, and 135,609,772                                 135.7   |     135.9      135.6
Paid-in capital                                                                           988.1   |     118.2      111.9
Accumulated deficit                                                                    (1,016.4)  |         -      (23.0)
Minimum pension liability                                                                 (18.3)  |         -          -
Unrealized gain / (loss) on marketable securities                                          (2.4)  |         -        1.8
Common Treasury Stock, at cost -295,995 and 310,535 shares                                 (3.5)  |      (3.6)         -
--------------------------------------------------------------------------------------------------|-------------------------
   Total Stockholders' Equity                                                              91.1   |     348.4      317.6
--------------------------------------------------------------------------------------------------|-------------------------
Total Liabilities and Stockholders' Equity                                            $ 1,706.7   |  $2,936.2   $2,787.7
==================================================================================================|=========================

See Notes to Consolidated Financial Statements (Unaudited). The Company uses the successful efforts method to account for its oil and gas producing activities.

MAXUS ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited) (in millions)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                           1994                1995
                                                                                        ----------------------------------------
                                                                                        Six Months   Three Months | Three Months
                                                                                           Ended        Ended     |    Ended
                                                                                         June 30,      March 31,  |   June 30,
                                                                                        ----------   ------------ | ------------
                                                                                                                  |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                             |
 Net income (loss)                                                                        $  18.9       $(56.9)   |  $ (23.0)
 Adjustments to reconcile net income (loss) to net cash provided                                                  |
   by (used in) operating activities:                                                                             |
    Depreciation, depletion and amortization                                                 73.4         29.9    |     45.2
    Dry hole costs                                                                            0.3          1.0    |      6.8
    Deferred income taxes                                                                    26.8          0.4    |    (15.2)
    Gain on sale of assets                                                                 (179.3)        (1.7)   |     (0.3)
    Restructuring costs                                                                      91.0            -    |        -
    Postretirement benefits                                                                   3.4          1.4    |      1.0
    Pre-merger costs                                                                            -         42.4    |        -
    Accretion of discount                                                                       -            -    |      1.7
    Other                                                                                    18.2          1.3    |        -
    Changes in components of working capital:                                                                     |
     Receivables                                                                             10.7         23.8    |      6.7
     Inventories, prepaids and other current assets                                          (2.8)        (1.4)   |     (6.7)
     Accounts payable                                                                       (37.0)       (15.1)   |     (7.4)
     Accrued liabilities                                                                     (6.3)        26.3    |    (37.7)
     Taxes payable / receivable                                                              18.1         10.1    |     24.4
                                                                                        ----------   ------------ | ------------
      Net Cash Provided by (Used in) Operating Activities                                    35.4         61.5    |     (4.5)
------------------------------------------------------------------------------------------------------------------|-------------
                                                                                                                  |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                             |
 Expenditures for properties and equipment--including                                                             |
   dry hole costs                                                                           (98.3)       (53.6)   |    (39.3)
 Expenditures for investments                                                               (20.1)           -    |        -
 Proceeds from sale of assets                                                               312.8          2.1    |      0.6
 Proceeds from sale/maturity of short-term investments                                        4.2         63.4    |     55.9
 Purchases of short-term investments                                                        (55.5)       (24.6)   |        -
 Restricted cash                                                                             13.2         12.2    |     10.6
 Other                                                                                       (6.7)         9.8    |    (10.8)
                                                                                        ----------   ------------ | ------------
      Net Cash Provided by Investing Activities                                             149.6          9.3    |     17.0
------------------------------------------------------------------------------------------------------------------|-------------
                                                                                                                  |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                             |
 Interest rate swap                                                                          (5.9)         3.4    |      4.5
 Net borrowings from joint venture partners                                                  (4.4)           -    |        -
 Proceeds from issuance of short-term debt                                                   30.0            -    |     17.2
 Repayment of short-term debt                                                               (59.3)           -    |    (17.7)
 Net proceeds from issuance of long-term debt                                                61.3            -    |    833.9
 Repayment of long-term debt                                                                (71.7)           -    |   (425.1)
 Acquisition of common stock, including merger costs                                            -            -    |   (726.1)
 Capital contribution from parent                                                               -            -    |    250.5
 Cash advance from parent                                                                       -            -    |      1.9
 Stock rights redemption                                                                        -        (13.6)   |        -
 Redemption of preferred stock                                                             (125.0)           -    |        -
 Dividends paid on preferred stock                                                          (24.4)        (9.6)   |     (9.6)
                                                                                        ----------   ------------ | ------------
      Net Cash Used in Financing Activities                                                (199.4)       (19.8)   |    (70.5)
------------------------------------------------------------------------------------------------------------------|-------------
Net Increase (Decrease) in Cash and Cash Equivalents                                        (14.4)        51.0    |    (58.0)
Cash and Cash Equivalents at Beginning of Period                                            128.7         40.6    |     91.6
------------------------------------------------------------------------------------------------------------------|-------------
Cash and Cash Equivalents at End of Period                                                $ 114.3       $ 91.6    |  $  33.6
==================================================================================================================|=============

See Notes to Consolidated Financial Statements (Unaudited).

1.  CONSOLIDATED FINANCIAL STATEMENTS

    The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles, the most significant of which are described below.

    A) CONSOLIDATION AND EQUITY ACCOUNTING

       The Consolidated Financial Statements include the accounts of Maxus Energy Corporation and all domestic and foreign subsidiaries (the "Company" or "Maxus"). All significant intercompany accounts and transactions have been eliminated.

    B) STATEMENT OF CASH FLOWS

       Investments with original maturities of three months or less at the time of acquisition are considered cash equivalents for purposes of the accompanying Consolidated Statement of Cash Flows. Short-term investments include U. S. Treasury Notes and investments with maturities over three months but less than one year.

    C) INVENTORY VALUATION

       Inventories are valued at the lower of cost or market, cost being determined primarily by the weighted average cost method.

    D) PROPERTIES AND EQUIPMENT

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

       For U. S. unproved properties, a valuation allowance (included as an element of depletion) is provided by a charge against earnings to reflect the impairment of unproven acreage. International non-producing leasehold costs are reviewed semi-annually by management to insure the carrying value is recoverable based upon the geological and engineering estimates of total possible and probable reserves expected to be added over the remaining life of each concession. A pro rata portion of the costs will be transferred to investment in proved properties semi-annually based upon new reserve updates.

       Effective April 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121. ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires a review of long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of the asset may not be recoverable. If the expected future net cash flows of the long-lived assets is less than the carrying amount of the asset an impairment loss shall be recognized to value the asset at its fair value. Upon merger with YPF, the Company reviewed the valuation of its oil and gas properties to assure the carrying value did not exceed fair market value.

       Depreciation and depletion related to the costs of all development drilling, successful exploratory drilling and related production equipment is calculated using the unit of production method based upon estimated proved recoverable reserves. Other properties and equipment are depreciated generally on the straight-line method over their estimated useful lives. Estimated future dismantlement, restoration and abandonment costs for major facilities, net of salvage value, are taken into account in determining depreciation, depletion and amortization.

       The Company capitalizes the interest cost associated with major property additions and mineral development projects while in progress, such amounts being amortized over the useful lives, and applying the same depreciation method, as that used for the related assets.

       When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are disposed of or retired, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

    E) DEFERRED CHARGES

       Deferred charges are primarily debt issuance costs and are amortized over the terms of the related debt agreements.

    F) REVENUE RECOGNITION

       Oil and gas sales are recorded on the entitlements method. Differences between the Company's actual production and its entitlements result in a receivable when underproduction occurs and a payable when overproduction occurs.

    G) PENSIONS

       The Company has a number of trusteed noncontributory pension plans covering substantially all full-time employees. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements under governmental regulations, plus such additional amounts as management may determine to be appropriate. The benefits related to the plans are based on years of service and compensation earned during years of employment. The Company also has a noncontributory supplemental retirement plan for executive officers. The Company has fully accrued its accumulated pension obligation.

    H) OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

       The Company provides certain health care and life insurance benefits for retired employees and certain insurance and other postemployment benefits for individuals whose employment is terminated by the Company prior to their normal retirement. The Company accrues the estimated cost of retiree benefit payments, other than pensions, during employees' active service period. Employees become eligible for these benefits if they meet minimum age and service requirements. The Company accounts for benefits provided after employment but before retirement by accruing the estimated cost of postemployment benefits when the minimum service period is met, payment of the benefit is probable and the amount of the benefit can be reasonably estimated. The Company has fully accrued its accumulated postretirement and postemployment benefits obligation.

    I) ENVIRONMENTAL EXPENDITURES

       Environmental liabilities are recorded when environmental assessments and/or remediation are probable and material and such costs to the Company can be reasonably estimated.

    J) LITIGATION CONTINGENCIES

       The Company records liabilities for litigation when such amounts are probable and material and can be reasonably estimated.

    K) INCOME TAXES

       The Company reports income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires the use of an asset and liability approach to measure deferred tax assets and liabilities resulting from all expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

    L) EARNINGS PER SHARE

       Primary earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding, unless the inclusion of common stock equivalents has an antidilutive effect on earnings per share. Fully diluted earnings per share are not presented due to the antidilutive effect of including all potentially dilutive common stock equivalents.

    M) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
       CONCENTRATIONS OF CREDIT RISK

       The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables.

       The Company's cash equivalents and short-term investments and restricted cash represent high-quality securities placed with various high investment grade institutions. This investment practice limits the Company's exposure to concentrations of credit risk.

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

    N) INVESTMENTS IN MARKETABLE SECURITIES

       All investments in debt securities and certain investments in equity securities are reported at fair value except for those investments which management has the intent and the ability to hold to maturity. Investments which are held-for-sale are classified based on the stated maturity and management's intent to sell the securities. Unrealized gains and losses on investments in marketable securities are reported as a separate component of stockholders' equity.

    O) DERIVATIVES

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

    P) TAKE-OR-PAY OBLIGATIONS

       The Company records payments received for take-or-pay obligations for unpurchased contract volumes as deferred revenue, which is included in Other Liabilities in the consolidated balance sheet. The deferred revenue is recognized in the income statement as quantities are purchased which fulfill the take-or-pay obligation.


2.  MERGER

    On June 8, 1995, a special meeting of the stockholders of the Company was held to approve the Agreement of Merger ("Merger Agreement") dated February 28, 1995, between the Company, YPF Acquisition Corp. (the "Purchaser") and YPF Sociedad Anonima ("YPF"). The holders of the Company's common stock, $1.00 par value per share (the "Shares"), and $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock" and together with the Shares, the "Voting Shares") approved the Merger Agreement, and the Purchaser was merged into the Company (the "Merger") on June 8, 1995 (the "Merger Date").

    The Merger was the consummation of the transactions contemplated by a tender offer (the "Offer") which was commenced on March 6, 1995 by the Purchaser for all the outstanding Shares at $5.50 per Share. Pursuant to the Offer, in April 1995 the Purchaser acquired 120,000,613 Shares representing approximately 88.5% of the then-outstanding Shares of the Company. As a result of the Merger, each outstanding Share (other than Shares held by the Purchaser, YPF or any of their subsidiaries or in the treasury of the Company, all of which were cancelled, and Shares of holders who perfected their appraisal rights under Section 262 of the Delaware General Corporation
    Law) was converted into the right to receive $5.50, and YPF became the sole holder of the Shares. Under the terms of the Merger Agreement, all of the Company's preferred stock, consisting of the $4.00 Preferred Stock, $2.50 Cumulative Preferred Stock and $9.75 Cumulative Convertible Preferred Stock, remain outstanding. YPF currently owns approximately 96.9% of the outstanding Voting Shares.

    The total amount of funds required by the Purchaser to acquire the entire common equity interest in the Company, including the purchase of Shares pursuant to the Offer and the payment for Shares converted into the right to receive cash pursuant to the Merger, was approximately $762 million. On April 5, 1995, the Purchaser entered into a credit agreement (the "Credit Agreement") with lenders for which The Chase Manhattan Bank (National Association) ("Chase") acted as agent, pursuant to which the lenders extended to the Purchaser a credit facility for up to $550 million (the "Purchaser Facility"). On April 5, 1995, the Purchaser borrowed $442 million under the Purchaser Facility and received a capital contribution of $250 million from YPF. The Purchaser used borrowings under the Purchaser Facility and the funds contributed to it by YPF to purchase 120,000,613 Shares pursuant to the Offer.

    Pursuant to a commitment letter from Chase, Chase provided two additional credit facilities aggregating $425 million: (i) a credit facility of $250 million extended to Midgard Energy Company ("Midgard"), a wholly owned subsidiary of the Company, and (ii) a credit facility of $175 million extended to Maxus Indonesia, Inc. ("Holdings"), a wholly owned subsidiary of the Company. The proceeds of the loans made pursuant to these facilities were used to repay, in part, the Purchaser Facility, which was assumed by the Company. In addition, the Company applied $8 million of its available cash to repayment of the Purchaser Facility and used approximately $86 million of its available cash to pay holders of Shares converted into the right to receive cash in the Merger.

    During the second quarter of 1995, the Company used the purchase method to record the acquisition of the Company by YPF. In a purchase method combination, the purchase price is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. As a result, the assets and liabilities of the Company were revalued to reflect the approximate $762 million purchase price paid by YPF to acquire the Company. The Company's oil and gas properties were assigned carrying amounts based on their relative fair market values. In connection with the purchase price allocation, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires a review of long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of the asset may not be recoverable. Under SFAS 121, if the expected future cash flows of the long-lived assets is less than the carrying amount of the asset an impairment loss shall be recognized to value the asset at its fair value. Since Maxus revalued its assets and liabilities in the purchase price allocation, there was no impact on the financial statements in 1995 resulting from the adoption of SFAS No. 121.

    The financial statements reflect the effects of Merger-related transactions in the second quarter of 1995. Periods presented prior to the second quarter of 1995 are presented on a pre-Merger basis and, therefore, are not comparative. In addition, financial statement results for the first two quarters of 1995 are not additive.

    A) MIDGARD FACILITY

       Approximately $250 million of the loans under the Purchaser Facility were repaid on June 8, 1995 with funds provided to the Company by Midgard. Midgard provided these funds from the proceeds of a $250 million loan (the "Midgard Loan") extended to it pursuant to a credit agreement (the "Midgard Facility") entered into on such date. In addition, approximately $8 million of the loans outstanding under the Purchaser Facility, including accrued interest on the Purchaser Facility loans, were repaid on June 8, 1995 from cash held by the Company.

       The Midgard Loan, which was made in a single drawing, will mature on December 31, 2003 and will be repaid in up to 28 consecutive equal quarterly installments commencing on March 31, 1997, subject to semi-annual borrowing base redeterminations. At Midgard's option, the interest rate applicable to the Midgard Loan will be, until March 31, 1997, either
       (i) the one-, two- or three-month London Interbank Offered Rate ("LIBOR") plus a margin of 1 3/4% or (ii) the Base Rate (as defined in the Midgard Facility) plus a margin of 3/4% and, thereafter, either (iii) the one-, two- or three-month LIBOR plus a margin of 2 1/4% or (iv) the Base Rate plus a margin of 1 1/4%. At June 30, 1995, the interest rate on the Midgard facility based on the two-month LIBOR plus 1 3/4% was 7.8125%. The Midgard Loan is not secured but is guaranteed by YPF and the Company. The agreement evidencing the Midgard Loan contains, among other things, a negative pledge on all assets of Midgard, subject to customary exceptions. It is anticipated that the Midgard Loan will be repaid with funds generated by Midgard's business operations.

    B) SUBSIDIARIES FACILITY

       Approximately $175 million of the Purchaser Facility was repaid with funds provided on June 16, 1995 to the Company by Holdings. Holdings provided these funds from the proceeds of a $175 million loan (the "Subsidiaries Loan") extended to it pursuant to a credit agreement (the "Subsidiaries Facility") entered into on such date.

       The Subsidiaries Loan, which was made in a single drawing on June 16, 1995, will mature on December 31, 2002 and will be repaid in up to 24 consecutive equal quarterly installments commencing on March 31, 1997, subject to semi-annual borrowing base redeterminations. At the option of Holdings, the interest rates applicable to the Subsidiaries Loan will be, until March 31, 1997, either (i) the one-, two- or three-month LIBOR plus a margin of 2 1/4% or (ii) the Base Rate (as defined in the Subsidiaries Facility) plus a margin of 1 1/4% and, thereafter, either (iii) the one-, two- or three-month LIBOR plus a margin of 2 3/4% or (iv) the Base Rate plus a margin of 1 3/4%. At June 30, 1995, the interest rate on the subsidiaries facility based on the one-month LIBOR plus 2 1/4% was 8.3125%. The Subsidiaries Loan to Holdings is secured by the stock of Maxus Northwest Java, Inc. ("Java") and Maxus Southeast Sumatra, Inc. ("Sumatra") (collectively, the "Holdings Subsidiaries") and by the interest of Holdings, Java and Sumatra in certain accounts maintained at Chase into which the proceeds of sales of hydrocarbons are to be deposited, and is guaranteed by Java, Sumatra, YPF and the Company. The agreement evidencing the Subsidiaries Loan contains a negative pledge on all of the other assets of Holdings, subject to customary exceptions. It is anticipated that the Subsidiaries Loan will be repaid with funds generated by the Holdings Subsidiaries' business operations.

3.  ANALYSIS OF THE MAIN ACCOUNTS OF THE CONSOLIDATED FINANCIAL STATEMENTS

    Details regarding the significant accounts included in the accompanying financial statements are as follows:


    Consolidated Balance Sheet Accounts                            June 30, 1995
                                                                   -------------
    ASSETS

    A)  SHORT-TERM INVESTMENTS:

        U.S. treasury notes                                           $   31.3
        Other investments                                                  9.0
                                                                      --------
                                                                      $   40.3
                                                                      ========

    B)  RECEIVABLES:

        Trade accounts receivables                                    $   59.6
        Joint interest billings                                           29.8
        IVA receivable                                                     5.9
        Crude trading receivables                                         10.2
        Insurance receivables                                              8.6
        Other                                                              7.4
        Allowance for doubtful trade receivables                          (1.0)
                                                                      --------
                                                                      $  120.5
                                                                      ========

    C)  INVENTORIES:

        Crude oil                                                     $    4.6
        Warehouse/field yard inventory                                    27.9
        Other                                                               .7
                                                                      --------
                                                                      $   33.2
                                                                      ========

    D)  PROPERTIES AND EQUIPMENT:
        Oil and gas:
         Proved                                                       $1,508.8
         Unproved                                                        742.0
         Other                                                           126.7
                                                                      --------
                                                                       2,377.5
        Corporate                                                         14.3
                                                                      --------
                                                                      $2,391.8
                                                                      ========

    E)  DEFERRED CHARGES:

        Unamortized debt issuance costs                               $   16.4
        Other                                                              1.1
                                                                      --------
                                                                      $   17.5
                                                                      ========

LIABILITIES

F)  ACCRUED LIABILITIES:

    Environmental remediation                                   $ 22.8
    Accrued interest                                              24.5
    Overlift liability                                             9.0
    Merger accrual                                                54.5
    Other                                                         64.2
                                                                ------
                                                                $175.0
                                                                ======

G)  LONG-TERM DEBT:

                            Interest
                              Rates           Maturity     Current  Noncurrent
                              -----           --------     -------  ----------
    8.5% Debentures              8.50         1997-2008              $   75.2
    9.375% Notes                9.375           2003                    224.2
    9.5% Notes                   9.50           2003                     86.8
    9.875% Notes                9.875           2002                    219.9
    11.25% Debentures           11.25           2013                     14.4
    11.5% Debentures            11.50         2001-2015                  94.3
    Medium-term notes      7.57-11.08         1995-2004      $4.1       144.7
    Maxus Indonesia
     credit agreement          8.3125         1997-2002                 175.0
    Maxus Midgard
     credit agreement          7.8125         1997-2003                 250.0
    Advance from parent                                                   1.9
    Other                                                     0.1
                                                             ----    --------
                                                             $4.2    $1,286.4
                                                             ====    ========

H)  OTHER LIABILITIES AND DEFERRED CREDITS:

    Environmental remediation                                           $ 95.1
    Long-term employee benefit costs                                      62.5
    Litigation contingencies                                              10.0
    Reserve for insurance losses                                          23.0
    Other                                                                 57.5
                                                                        ------
                                                                        $248.1
                                                                        ======

4.  TAXES

    The Company reports income taxes in accordance with SFAS 109. The Company's provision for income taxes was comprised of the following:

                                                         Three Months Ended
                                                           June 30, 1995
                                                         ------------------
    Current
         Federal...........................................
         Foreign...........................................   $ 19.8
         State and local...................................       .2
                                                              ------
                                                                20.0

    Deferred
         Federal...........................................     (6.5)
         Foreign...........................................     (8.7)
                                                              ------
                                                               (15.2)
                                                              ------
    Provision for income taxes.............................   $  4.8
                                                              ======

5.  RESTRICTED CASH

    At June 30, 1995, the Company had $115.1 million in restricted cash of which $59.1 million represented collateral for outstanding letters of credit and $15.5 million represented six months of interest on outstanding borrowings as required by the Midgard and Subsidiaries credit agreements. Assets held in trust as required by certain insurance policies totaled $40.5 million. Approximately $32.6 million of collateral for outstanding letters of credit at June 30, 1995, which will be released within twelve months, was classified as a current asset.


6.  PREFERRED STOCK

    The Company has the authority to issue 100,000,000 shares of Preferred Stock, $1.00 par value. The rights and preferences of shares of authorized but unissued Preferred Stock are established by the Company's Board of Directors at the time of issuance.

    A) $9.75 CUMULATIVE CONVERTIBLE PREFERRED STOCK

       In 1987, the Company sold 3,000,000 shares of $9.75 Cumulative Convertible Preferred Stock (the "$9.75 Preferred Stock"). Since such time, the Company has entered into various agreements, most recently on June 8, 1995, with the sole holder of the $9.75 Preferred Stock pursuant to which, among other things, the Company has repurchased 500,000 shares and the parties have waived or amended various covenants, agreements and restrictions relating to such stock. Currently, 1,250,000 shares of $9.75 Preferred Stock are outstanding, each receiving an annual cash dividend of $9.75. In addition, 375,000 of such shares (the "Conversion Waiver Shares") each receive an additional quarterly cash payment of $.25 ($.50 in certain circumstances). For the 12-month period commencing February 1, 1995, each share of the $9.75 Preferred Stock has a liquidation value of $101.0836 ($126.4 million in the aggregate) which reduces to $100 at February 1, 1996, in each case plus accrued dividends. Since February 1, 1994, the stock has been subject to mandatory redemption at the rate of 625,000 shares per year. The $9.75 Preferred Stock currently is neither convertible by the holder nor redeemable at the Company's option and has no associated registration rights. The $9.75 Preferred Stock entitles the holder to vote only on certain matters separately affecting such holder, and the $9.75 Preferred Stock other than the Conversion Waiver Shares entitles the holder to elect one individual to the Board of Directors of the Company. In addition, pursuant to the June 8, 1995 agreement, the holder of the $9.75 Preferred Stock waived previously granted rights to approve certain "self-dealing" transactions and certain financial covenants pertaining to the Company, and the Company waived its right of first offer with respect to the transfer of the $9.75 Preferred Stock and certain transfer restrictions on such stock.

    B) $4.00 CUMULATIVE CONVERTIBLE PREFERRED STOCK

       Each outstanding share of $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock") is entitled to one vote, is convertible at any time into shares of the Company's Common Stock (2.29751 shares at December 31, 1994), shall receive annual cash dividends of $4.00 per share, is callable at and has a liquidation value of $50.00 per share ($217.9 million in the aggregate at June 30, 1995) plus accrued but unpaid dividends, if any.

    C) $2.50 CUMULATIVE PREFERRED STOCK

       Each outstanding share of the $2.50 Preferred Stock shall receive annual cash dividends of $2.50 per share, is callable after December 1, 1998 at and has a liquidation value of $25.00 per share ($87.5 million in the aggregate at June 30, 1994), plus accrued but unpaid dividends, if any.

       The holders of the shares are entitled to limited voting rights under certain conditions. In the event the Company is in arrears in the payment of six quarterly dividends, the holders of the $2.50 Preferred Stock have the right to elect two members to the Board of Directors until such time as the dividends in arrears are current and a provision is made for the current dividends due.

7.  COMMITMENT AND CONTINGENCIES

    Like other energy companies, Maxus operations are subject to various laws related to the handling and disposal of hazardous substances which require the cleanup of deposits and spills. In addition, Maxus is implementing certain environmental projects related to its former chemicals business ("Chemicals"), sold to Occidental Petroleum Corporation ("Occidental") in 1986 and certain other disposed of businesses.

    Maxus has agreed to remediate the site of the former agricultural chemical plant in Newark, New Jersey, as required by a consent decree entered into in 1990 by Occidental, the United States Environmental Protection Agency (the "EPA") and the New Jersey Department of Environmental Protection and Energy (the "DEP"). Pursuant to an agreement with the EPA, Maxus is conducting further testing and studies to characterize contaminated sediment in a portion of the Passaic River near the plant site. Maxus has been conducting similar studies under its own auspices for several years.

    Under an Administrative Consent Order issued by the DEP in 1990 covering sites in Kearny and Secaucus, New Jersey, Maxus will continue to implement interim remedial measures and to perform remedial investigations and feasibility studies and, if necessary, will implement additional remedial actions at various locations where chromite ore residue, allegedly from the former Kearny plant, was utilized, as well as at the plant site.

    Until 1976, Chemicals operated manufacturing facilities in Painesville, Ohio. Maxus has heretofore conducted many remedial, maintenance and monitoring activities at this site. The former Painesville plant area has been proposed for listing on the national priority list of Superfund sites as designated by the EPA. The scope and nature of further investigation or remediation which may be required cannot be determined at this time.

    Maxus also has responsibility for Chemicals' share of the remediation cost for a number of other non-plant sites where wastes from plant operations by Chemicals were allegedly disposed of or have come to be located, including several commercial waste disposal sites.

    At the time of the spin-off by Maxus of Diamond Shamrock, Inc. ("DSI") in 1987, the Company executed a cost-sharing agreement for the partial reimbursement by DSI of environmental expenses related to the Company's disposed of businesses, including Chemicals. DSI will reach its total reimbursement obligation in 1995.

    The Company's total expenditures for environmental compliance for disposed of businesses, including Chemicals, were $8.6 million in the second quarter of 1995, $2.9 million of which was recovered from DSI under the cost-sharing agreement. Those expenditures are projected to be approximately $10.7 million in the second half of 1995 after recovery from DSI.

    Reserves, net of cost-sharing by DSI, have been established for environmental liabilities where they are material and probable and can be reasonably estimated. At the date of acquisition, reserves for the above environmental contingencies totaled $124.7 million. At June 30, 1995, the reserve balance was $117.9 million.

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

                           MAXUS ENERGY CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                              SECOND QUARTER 1995

MERGER
On June 8, 1995, a special meeting of the stockholders of Maxus Energy Corporation (the "Company" or "Maxus") was held to approve the Agreement of Merger ("Merger Agreement") dated February 28, 1995, between the Company, YPF Acquisition Corp. (the "Purchaser") and YPF Sociedad Anonima ("YPF"). The holders of the Company's common stock, $1.00 par value per share (the "Shares"), and $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock" and together with the Shares, the "Voting Shares") approved the Merger Agreement, and the Purchaser was merged into the Company (the "Merger") on June 8, 1995 (the "Merger Date").

The Merger was the consummation of the transactions contemplated by a tender offer (the "Offer") which was commenced on March 6, 1995 by the Purchaser for all the outstanding Shares at $5.50 per Share. Pursuant to the Offer, in April 1995 the Purchaser acquired 120,000,613 Shares representing approximately 88.5% of the then-outstanding Shares of the Company. As a result of the Merger, each outstanding Share (other than Shares held by the Purchaser, YPF or any of their subsidiaries or in the treasury of the Company, all of which were cancelled, and Shares of holders who perfected their appraisal rights under Section 262 of the Delaware General Corporation Law) was converted into the right to receive $5.50, and YPF became the sole holder of the Shares. Under the terms of the Merger Agreement, all of the Company's preferred stock, consisting of the $4.00 Preferred Stock, $2.50 Cumulative Preferred Stock and $9.75 Cumulative Convertible Preferred Stock, remain outstanding. YPF currently owns approximately 96.9% of the outstanding Voting Shares.

The total amount of funds required by the Purchaser to acquire the entire common equity interest in the Company, including the purchase of Shares pursuant to the Offer and the payment for Shares converted into the right to receive cash pursuant to the Merger, was approximately $762 million. On April 5, 1995, the Purchaser entered into a credit agreement (the "Credit Agreement") with lenders for which The Chase Manhattan Bank (National Association) ("Chase") acted as agent, pursuant to which the lenders extended to the Purchaser a credit facility for up to $550 million (the "Purchaser Facility"). On April 5, 1995, the Purchaser borrowed $442 million under the Purchaser Facility and received a capital contribution of $250 million from YPF. The Purchaser used borrowings under the Purchaser Facility and the funds contributed to it by YPF to purchase 120,000,613 Shares pursuant to the Offer.

Pursuant to a commitment letter from Chase, Chase provided two additional credit facilities aggregating $425 million: (i) a credit facility of $250 million extended to Midgard Energy Company ("Midgard"), a wholly owned subsidiary of the Company, and (ii) a credit facility of $175 million extended to Maxus Indonesia, Inc. ("Holdings"), a wholly owned subsidiary of the Company. The proceeds of the loans made pursuant to these facilities were used to repay, in part, the Purchaser Facility, which was assumed by the Company. In addition, the Company applied $8 million of its available cash to repayment of the Purchaser Facility and used approximately $86 million of its available cash to pay holders of Shares converted into the right to receive cash in the Merger.

During the second quarter of 1995, the Company used the purchase method to record the acquisition of the Company by YPF. In a purchase method combination, the purchase price is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. As a result, the assets and liabilities of the Company were revalued to reflect the approximate $762 million purchase price paid by YPF to acquire the Company. The Company's oil and gas properties were assigned carrying amounts based on their relative fair market values. In connection with the purchase price allocation, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires a review of long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of the asset may not be recoverable. Under SFAS 121, if the expected future cash flows of the long-lived assets is less than the carrying amount of the asset an impairment loss shall be recognized to value the asset at its fair value. Since Maxus revalued its assets and liabilities in the purchase price allocation, there was no impact on the financial statements in 1995 resulting from the adoption of SFAS No. 121.

The financial statements reflect the effects of Merger-related transactions in the second quarter of 1995. Periods presented prior to the second quarter of 1995 are presented on a pre-Merger basis and, therefore, are not comparative. In addition, financial statement results for the first two quarters of 1995 are not additive.

RESULTS OF OPERATIONS
Maxus reported a net loss of $23 million for the second quarter of 1995 or, after preferred dividends, a loss of 24 cents per Share.

Sales and operating revenues for the second quarter of 1995 were $151 million, compared to $168 million for the same period a year ago. The loss of production from properties divested in 1994, lower volumes of purchased gas, lower oil volumes in Indonesia, and lower U.S. natural gas prices negatively impacted revenues by $39 million. Partially offsetting these declines in the second quarter 1995 were a favorable oil price variance of $11 million in Indonesia and revenue of $10 million from new production in South America. Initial sales from the Company's South American operations were recorded in the third quarter 1994.

Net worldwide crude oil production was 61 thousand barrels per day ("mbpd") in the second quarter 1995, compared to 63 mbpd in the same quarter a year ago. Domestic crude oil volumes declined one mbpd during the period due to the loss of production from the divested properties. Declines in crude oil volumes in Indonesia of eight mbpd in the second quarter of 1995 were offset by seven mbpd of crude oil volumes in South America.

U.S. natural gas sales of 170 million cubic feet per day ("mmcfpd") in the second quarter of 1995 were down 127 mmcfpd from the same period last year. The decline was driven by the loss of production from divested properties and lower volumes of gas purchased for resale. The average gas price received in the United States was $1.43 per thousand cubic feet ("mcf") in the second quarter 1995 as compared to $2.01 per mcf a year ago.

Northwest Java gas volumes of 57 mmcfpd in the second quarter 1995 were five mmcfpd higher than the second quarter 1994. Gas realizations improved to $2.59 per mcf during the second quarter 1995 from $2.08 per mcf during the same period last year due to the change in contract terms which increased the price received for "old" gas production from $0.20 per mcf to $2.65 per mcf on January 1, 1995.

Natural gas liquids sales in the United States of 16 mbpd in the second quarter of 1995 were relatively flat compared to the same period last year. The average sales price for U.S. natural gas liquids in the second quarter of 1995 was $10.61 per barrel, an increase of $0.83 per barrel from 1994.

Second quarter 1995 depreciation, depletion and amortization ("DD&A") was $45 million, which included $14 million of additional DD&A reflecting the impact of the purchase price allocation on the book value of properties and equipment. The book value of net properties and equipment increased approximately $1.3 billion as a result of the purchase price allocation.

Interest and debt expenses of $35 million in the second quarter of 1995 included $9 million of interest expense associated with the Purchaser Facility. Second quarter 1995 interest expense also included $2 million of interest expense associated with the accretion of discount on the Company's existing long-term debt which was revalued downward $115 million to reflect fair market value as a component of the purchase price allocation.

The second quarter 1994 results reflected a $101 million pre-tax net benefit from the Company's restructuring activities, which included the sale of the Company's interest in Diamond Shamrock Offshore Partners Limited Partnership ("DSP") and certain domestic oil and gas properties, resulting in pre-tax gain of $202 million. This gain was partially offset by restructuring costs, which included a $70 million write-off associated with the Company's undeveloped Alaska coal leases, costs associated with staff reductions and the write-off of non-producing assets outside the Company's core areas.

Second quarter 1995 income tax expense of $5 million included a $15 million deferred tax benefit due primarily to the higher DD&A associated with the write-up of the properties and equipment to fair market value as a result of the Merger. In the short-term, the Company expects to realize additional deferred tax benefits as a result of higher DD&A.

FINANCIAL CONDITION
The Company's net cash used by operating activities was $5 million in the second quarter of 1995. The $16 million of net cash provided by operating activities before working capital changes was more than offset by working capital requirements of $21 million. Lower accrued liabilities of $38 million resulting from the payment of Maxus incurred pre-Merger costs and accrued interest coupled with lower accounts payable of $7 million were somewhat offset by a U.S. federal income tax refund of $22 million.

The Company began the second quarter of 1995 with $92 million of cash and cash equivalents. During the second quarter of 1995, $56 million of short-term investments were liquidated and $11 million of restricted cash was released. Additionally, the Company received $851 million from the issuance of debt under the Purchaser Facility and the Midgard and Holdings credit facilities and a $250 million capital infusion from YPF to partially fund the Merger. The Company spent $5 million to fund operating activities, $39 million for capital expenditures and $10 million for dividends. In connection with the Merger, the Company repaid the Purchaser Facility and paid $726 million to acquire the Shares outstanding and pay Merger costs, leaving a cash and cash equivalents balance of $34 million at June 30, 1995. Of the approximate $762 million purchase price paid by YPF to acquire the Company, as of June 30, 1995 $36 million remains to be paid in respect of Shares and Merger costs. This liability was recorded in accrued liabilities.

The Company's exposure to foreign currency fluctuations is minimal as substantially all of the Company's foreign contracts are denominated in U.S. dollars.

The Company's only derivative financial instruments are interest rate swap agreements, natural gas price swap agreements and futures contracts, which are not used for trading purposes. During the second quarter of 1995, the impact of these derivative financial instruments on revenues and interest expense was immaterial.

FUTURE OUTLOOK
The Company currently projects total program spending (capital expenditures plus exploration expenses) for 1995 to be approximately $230 million, $109 million of which was spent during the first half of 1995. Pursuant to the Merger Agreement, in the event that the Company is unable to meet its obligations as they come due, whether at maturity or otherwise, including, solely for the purposes of this undertaking, dividend and redemption payments with respect to the Preferred Stock, YPF has agreed to capitalize the Company in an amount necessary to permit the Company to meet such obligations; provided that YPF's aggregate obligation will be: (i) limited to the amount of debt service obligations under the Midgard Facility and/or the Subsidiaries Facility and (ii) reduced by the amount, if any, of capital contributions by YPF to the Company after the Merger Date and by the amount of the net proceeds of any sale by the Company of common stock or non-redeemable preferred stock after the Merger Date. The foregoing obligations of YPF (the "Keepwell Covenant") will survive until the ninth anniversary of the Merger Date. In addition, on March 7, 1995, YPF announced that its board of directors authorized YPF to guarantee the Company's outstanding long-term debt as of the Merger Date, the principal amount of which is approximately $977 million. The long-term debt covered by the YPF guarantee is the Company's outstanding 11 1/4%, 11 1/2% and 8 1/2% Sinking Fund Debentures, its outstanding 9 7/8%, 9 1/2% and 9 3/8% Notes, and its outstanding medium-term notes. YPF has also guaranteed the payment and performance of the Company s obligations to the holders of its $9.75 Preferred Stock.

In addition to maintaining and developing its core areas (Mid-continent, Indonesia and Ecuador) and emerging areas (Bolivia and Venezuela), it is expected the Company will acquire or assume responsibility for YPF's exploration interests in Bolivia, Ecuador, Chile, Peru, Algeria and the U.S. Gulf of Mexico. The Company will continue to focus on maximizing the value of its core producing assets and seek new investment opportunities in new associated ventures.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     A. A special meeting of the Company's stockholders was held on June 8, 1995. The holders of Common Stock and $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock") voted as follows:

                     1.   ADOPTION OF  AGREEMENT OF MERGER

                                 Common Stock
                                 ------------

 Votes For     Votes Against     Abstentions     Broker Non-Votes
-----------    -------------     -----------     ----------------

123,039,246          604,467         176,297                    0

                             $4.00 Preferred Stock
                             ---------------------

 Votes For     Votes Against     Abstentions     Broker Non-Votes
-----------    -------------     -----------     ----------------

  2,331,461           62,662          39,876                    0


            2.  AMENDMENTS TO RESTATED CERTIFICATE OF INCORPORATION

                                 Common Stock
                                 ------------

 Votes For     Votes Against     Abstentions     Broker Non-Votes
-----------    -------------     -----------     ----------------

123,112,223          496,673         211,114                    0

                             $4.00 Preferred Stock
                             ---------------------

 Votes For     Votes Against     Abstentions     Broker Non-Votes
-----------    -------------     -----------     ----------------

  2,319,740           64,209          50,050                    0


                         3.  AMENDMENTS TO THE BY-LAWS

                                 Common Stock
                                 ------------

 Votes For     Votes Against     Abstentions     Broker Non-Votes
-----------    -------------     -----------     ----------------

123,201,238          420,069         198,703                    0

                             $4.00 Preferred Stock
                            -----------------------

 Votes For      Votes Against     Abstentions     Broker Non-Votes
-----------     -------------     -----------     ----------------

  2,338,478            54,170          41,351                    0

     B. The annual meeting of the Company's stockholders was held on August 3, 1995. The holders of Common Stock and the $4.00 Preferred Stock voted as follows:

                           1.  ELECTION OF DIRECTORS

                             CHARLES L. BLACKBURN

                                 Common Stock
                                 ------------

                 Votes For                       Votes Withheld
                -----------                      --------------

                135,609,772                                   0

                             $4.00 Preferred Stock
                             ---------------------

                 Votes For                       Votes Withheld
                -----------                      --------------

                  3,925,550                             125,203


                                CEDRIC BRIDGER

                                 Common Stock
                                 ------------

                 Votes For                       Votes Withheld
                -----------                      --------------

                135,609,772                                   0

                             $4.00 Preferred Stock
                             ---------------------

                 Votes For                       Votes Withheld
                -----------                      --------------

                  3,998,375                              52,378


                                 PETER GAFFNEY

                                 Common Stock
                                 ------------

                 Votes For                       Votes Withheld
                -----------                      --------------

                135,609,772                                   0

                             $4.00 Preferred Stock
                             ---------------------

                 Votes For                     Votes Withheld
                -----------                    --------------

                  3,996,625                            54,128


                               GEORGE L. JACKSON

                                 Common Stock
                                 ------------

                 Votes For                     Votes Withheld
                -----------                    --------------

                135,609,772                                 0

                             $4.00 Preferred Stock
                             ---------------------

                 Votes For                     Votes Withheld
                -----------                    --------------

                  3,928,250                           122,503


                                  NELLS LEON

                                 Common Stock
                                 ------------

                 Votes For                     Votes Withheld
                -----------                    --------------

                135,609,772                                 0

                             $4.00 Preferred Stock
                             ---------------------

                 Votes For                     Votes Withheld
                -----------                    --------------

                  3,995,900                            54,853


                                  J. R. LESCH

                                 Common Stock
                                 ------------

                 Votes For                     Votes Withheld
                -----------                    --------------

                135,609,772                                 0

                             $4.00 Preferred Stock
                             ---------------------

                 Votes For                     Votes Withheld
                -----------                    --------------

                    3,996,850                             53,903


                               P. DEXTER PEACOCK

                                  Common Stock
                                  ------------

                   Votes For                      Votes Withheld
                  -----------                     --------------

                  135,609,772                                  0

                             $4.00 Preferred Stock
                             ---------------------

                   Votes For                      Votes Withheld
                  -----------                     --------------

                    3,997,875                             52,878


               2.  RATIFY APPOINTMENT OF INDEPENDENT ACCOUNTANTS

                                 Common Stock
                                 ------------

            Votes For           Votes Against        Abstentions
           -----------          -------------        -----------

           135,609,772                      0                  0

                             $4.00 Preferred Stock
                             ---------------------

            Votes For           Votes Against        Abstentions
           -----------          -------------        -----------

             3,997,005                 24,239             29,509


            3.  AMENDMENTS TO RESTATED CERTIFICATE OF INCORPORATION

                                 Common Stock
                                 ------------

      Votes For      Votes Against     Abstentions     Broker Non-Votes
     -----------     -------------     -----------     ----------------

     135,609,772                 0               0                    0

                             $4.00 Preferred Stock
                             ---------------------

      Votes For      Votes Against     Abstentions     Broker Non-Votes
     -----------     -------------     -----------     ----------------

       2,434,807           145,627          49,227            1,421,092

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         3(i).1 -- Amendments to Restated Certificate of Incorporation

         3(i).2 -- Restated Certificate of Incorporation, as amended

         3(ii).1 -- Amendment to the By-Laws of the Company

         3(ii).2 -- By-Laws of the Company, as amended

         15.1 -- Letter of Arthur Andersen LLP regarding unaudited interim financial statements

         27.1  -- Financial Data Schedule


    (b)  Reports on Form 8-K During the Quarter.
         April 5, 1995
         April 21, 1995
         June 8, 1995


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

                                        MAXUS ENERGY CORPORATION


                                        By:  G. R. Brown

                                             G. R. Brown, Vice President
                                             and Controller, on behalf of
                                             the registrant and as its
                                             chief accounting officer

August 10, 1995

                                 Exhibit Index



Exhibit Title                                                 Exhibit No.
-------------                                                 -----------

Amendments to Restated Certificate of Incorporation              3(i).1

Restated Certificate of Incorporation, as amended                3(i).2

Amendment to the By-Laws of the Company                          3(ii).1

By-Laws of the Company, as amended                               3(ii).2

Letter of Arthur Andersen LLP regarding unaudited interim
    financial Statements                                         15.1

Financial Data Schedule                                          27.1
