Form 10-Q
period 1995-09-30
MAXUS ENERGY CORP /DE/
filed 1995-11-09
CIK 724176

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ________________


                                   FORM 10-Q
(Mark One)

  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ending September 30, 1995

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

YES  [X]                   NO  [_]


     Shares of Common Stock outstanding at November 7, 1995:    135,609,772

                        PART I.  FINANCIAL INFORMATION

In the opinion of the management of Maxus Energy Corporation, all adjustments (consisting only of normal accruals) necessary for a fair presentation of the consolidated results of operations, consolidated balance sheet and consolidated cash flows at the date and for the periods indicated have been included in the accompanying consolidated financial statements. Periods prior to April 1, 1995 are presented; however, financial statements for these periods are on a pre-Merger basis and, therefore, not comparative.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have reviewed the accompanying consolidated balance sheet of Maxus Energy Corporation (a Delaware corporation) as of September 30, 1995, and the related consolidated statements of income and cash flows for the six-month period then ended in accordance with standards established by the American Institute of Certified Public Accountants.

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

ARTHUR ANDERSEN LLP

Dallas, Texas
October 24, 1995

MAXUS ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited) (in millions, except per share)

------------------------------------------------------------------

                                                               1995
                                                   ----------------------------
                                                   Three Months     Six Months
                                                      Ending          Ending
                                                   September 30,  September 30,
                                                   ----------------------------
REVENUES
   Sales and operating revenues                      $141.8           $292.5
   Other revenues, net                                  4.9             11.1
                                                   ----------------------------
                                                      146.7            303.6
                                                   ----------------------------

COSTS AND EXPENSES
   Operating expenses                                  58.2            116.2
   Gas purchase costs                                  13.6             26.8
   Exploration, including exploratory dry holes        10.3             27.1
   Depreciation, depletion and amortization            45.5             90.7
   General and administrative expenses                  4.7              9.1
   Taxes other than income taxes                        3.5              6.3
   Interest and debt expenses                          35.5             70.2
                                                   ----------------------------
                                                      171.3            346.4
                                                   ----------------------------

Loss Before Income Taxes                              (24.6)           (42.8)
Income Taxes                                            3.5              8.3
                                                   ----------------------------
Net Loss                                              (28.1)           (51.1)

Dividend Requirement on Preferred Stock                 9.6             19.2
                                                   ----------------------------

Net Loss Applicable To Common Shares                 ($37.7)          ($70.3)
                                                   ============================

Net Loss per Common Share                            ($0.28)          ($0.52)
                                                   ============================


Average Common Shares
   Outstanding (in millions)                          135.6            135.6

See Notes to Consolidated Financial Statements (Unaudited).

MAXUS ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited) (in millions, except per share)

-------------------------------------------------------------------------------

                                                               1994
                                                    ----------------------------
                                                    Three Months   Nine Months
                                                       Ending         Ending
                                                    September 30,  September 30,
                                                    ----------------------------
REVENUES
   Sales and operating revenues                         $170.2         $524.8
   Other revenues, net                                    (5.5)           7.6
                                                    ----------------------------
                                                         164.7          532.4
                                                    ----------------------------

COSTS AND EXPENSES
   Operating expenses                                     61.7          183.7
   Gas purchase costs                                     20.8           96.7
   Exploration, including exploratory dry holes            7.6           26.1
   Depreciation, depletion and amortization               33.0          106.4
   General and administrative expenses                     5.6           18.2
   Taxes other than income taxes                           3.7           10.6
   Interest and debt expenses                             24.9           72.3
   Environmental studies and remediation                    -            11.5
   Restructuring:
     Gain on sale of assets                                 -          (201.9)
     Restructuring costs                                    -           100.9
                                                    ----------------------------
                                                         157.3          424.5
                                                    ----------------------------

Income Before Income Taxes                                 7.4          107.9
Income Taxes                                              23.4          105.0
                                                    ----------------------------
Net Income/(Loss)                                        (16.0)           2.9

Dividend Requirement on Preferred Stock                    9.6           34.0
                                                    ----------------------------

Net Loss Applicable To Common Shares                    ($25.6)        ($31.1)
                                                    ============================

Net loss per Common Share                               ($0.19)        ($0.23)
                                                    ============================


Average Common Shares
     Outstanding (in millions)                           134.9          134.7

See Notes to Consolidated Financial Statements (Unaudited).

MAXUS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEET
(in million, except shares)

--------------------------------------------------------------------------------

                                                      April 1,    September 30,
                                                        1995          1995
                                                   -----------------------------
                                                    (Unaudited)    (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                             $92.1        $32.6
    Short-term investments                                65.0            -
    Receivables, less doubtful receivables               127.8        123.0
    Taxes receivable                                      13.7            -
    Inventories                                           28.6         37.2
    Restricted cash                                       48.5         27.6
    Deferred income taxes                                  7.6          7.6
    Prepaid expenses and other current assets             18.9         19.9
--------------------------------------------------------------------------------
     Total Current Assets                                402.2        247.9

Properties and equipment, less accumulated
    depreciation and depletion of $0.0, and $90.7      2,404.7      2,383.7
Investments and long-term receivables                     36.7          7.3
Restricted cash                                           77.1         72.7
Deferred charges                                          15.5         18.9
--------------------------------------------------------------------------------
Total Assets                                          $2,936.2     $2,730.5
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Long-term debt                                        $12.7        $38.4
    Accounts payable                                      49.8         46.9
    Accrued liabilities                                  263.2        169.7
    Taxes payable                                            -          8.9
--------------------------------------------------------------------------------
Total Current Liabilities                                325.7        263.9

Long-term debt                                         1,282.7      1,252.6
Advance from parent                                          -          1.8
Deferred income taxes                                    593.5        568.0
Other liabilities and deferred credits                   260.9        241.1
$9.75 Redeemable Preferred Stock, $1.00 par value
   Authorized and issued shares -1,250,000               125.0        125.0
Stockholders' Equity
  $2.50 Preferred stock, $1.00 par value
   Authorized shares -5,000,000
   Issued shares -3,500,000                               73.1         68.7
  $4.00 Preferred stock , $1.00 par value
  Authorized shares -5,915,017
   Issued shares -4,356,958, and 4,356,958                24.8         16.1
  Common Stock, $1.00 par value
   Authorized shares -300,000,000
  Issued shares -135,897,899, and 135,609,772            135.9        135.6
  Paid-in capital                                        118.2        108.8
  Accumulated deficit                                        -        (51.1)
  Common Treasury Stock, at cost -310,535 shares          (3.6)           -
--------------------------------------------------------------------------------
Total Stockholders' Equity                               348.4        278.1
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $2,936.2     $2,730.5
================================================================================

See Notes to Consolidated Financial Statements (Unaudited). The Company uses the successful efforts method to account for its oil and gas producing activites.

MAXUS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEET
(in million, except shares)

--------------------------------------------------------------------------------

                                                            December 31,
                                                               1994
                                                            ------------
ASSETS
Current Assets
   Cash and cash equivalents                                     $40.6
    Short-term investments                                       103.8
    Receivables, less doubtful receivables                       152.4
    Taxes receivable                                              23.8
    Inventories                                                   27.9
    Restricted cash                                               46.4
    Prepaid expenses and other current assets                     18.7
------------------------------------------------------------------------
     Total Current Assets                                        413.6

Properties and equipment, less accumulated
    depreciation and depletion of $1,611.0                     1,088.4
Investments and long-term receivables                             40.2
Restricted cash                                                   94.2
Intangible assets, less accumulated amortization of $14.2         35.8
Deferred income taxes                                              9.4
Deferred charges                                                  25.1
------------------------------------------------------------------------

Total Assets                                                  $1,706.7
========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Long-term debt                                                 $4.7
    Accounts payable                                              65.1
    Accrued liabilities                                          101.2
------------------------------------------------------------------------
Total Current Liabilities                                        171.0

Long-term debt                                                   970.9
Deferred income taxes                                            199.3
Other liabilities and deferred credits                           149.4
$9.75 Redeemable Preferred Stock, $1.00 par value
   Authorized and issued shares -1,250,000                       125.0
Stockholders' Equity
  $2.50 Preferred stock, $1.00 par value
   Authorized shares -5,000,000
   Issued shares -3,500,000                                        3.5
  $4.00 Preferred stock, $1.00 par value
  Authorized shares -5,915,017
   Issued shares -4,358,958                                        4.4
  Common Stock, $1.00 par value
   Authorized shares -300,000,000
  Issued shares -135,694,722                                     135.7
  Paid-in capital                                                988.1
  Accumulated deficit                                         (1,016.4)
  Minimum pension liability                                      (18.3)
  Unrealized gain/(loss) on marketable securities                 (2.4)
  Common Treasury Stock, at cost -295,995 shares                  (3.5)
------------------------------------------------------------------------
Total Stockholders' Equity                                        91.1
------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                    $1,706.7
========================================================================

See Notes to Consolidated Financial Statements (Unaudited). The Company uses the successful efforts method to account for its oil and gas producing activites.

MAXUS ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited) (in millions)

-------------------------------------------------------------------------------

                                                                      1995
                                                                  -------------
                                                                   Six Months
                                                                     Ending
                                                                  September 30,
                                                                  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           ($51.1)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation, depletion and amortization                        90.7
        Dry hole costs                                                   9.5
        Deferred income taxes                                          (25.5)
        Gain on sale of assets                                          (4.4)
        Postretirement benefits                                          2.0
        Accretion of discount                                            4.0
        Other                                                           (0.2)
        Changes in components of working capital:
            Receivables                                                  5.2
            Inventories, prepaids and other current assets              (9.4)
            Accounts payable                                            (2.9)
            Accrued liabilities                                        (24.4)
            Taxes payable/receivable                                    22.6
                                                                  -------------
               Net Cash Provided by Operating Activities                16.1
-------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for properties and equipment--including
     dry hole costs                                                    (79.2)
   Proceeds from sale of assets                                          0.5
   Proceeds from sale/maturity of short-term investments                96.3
   Restricted cash                                                      25.4
   Other                                                               (21.7)
                                                                  -------------
               Net Cash Provided by Investing Activitiies               21.3
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Interest rate swap                                                    6.9
   Proceeds from issuance of short-term debt                            17.2
   Repayment of short-term debt                                        (17.7)
   Net proceeds from issuance of long-term debt                        833.9
   Repayment of long-term debt                                        (425.1)
   Acquisition of common stock, including merger costs                (745.2)
   Capital contribution from parent                                    250.5
   Cash advance from parent                                              1.8
   Dividends paid                                                      (19.2)
                                                                  -------------
               Net Cash Used in Financing Activities                   (96.9)
-------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                              (59.5)
Cash and Cash Equivalents at Beginning of Period                        92.1
-------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                             $32.6
===============================================================================

See Notes to Consolidated Financial Statements (Unaudited).

MAXUS ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited) (in millions)

--------------------------------------------------------------------------------

                                                                       1994
                                                                   -------------
                                                                    Nine Months
                                                                      Ending
                                                                   September 30,
                                                                   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $2.9
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation, depletion and amortization                       106.4
        Dry hole costs                                                   1.1
        Deferred income taxes                                           28.7
        Gain on sale of assets                                        (166.5)
        Restructuring costs                                             91.0
        Postretirement benefits                                          4.9
        Other                                                           20.8
        Changes in components of working capital:
            Receivables                                                 23.4
            Inventories, prepaids and other current assets              (3.2)
            Accounts payable                                           (45.8)
            Accrued liabilities                                        (10.4)
            Taxes payable                                                3.0
                                                                   -------------
               Net Cash Provided by Operating Activities                56.3
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for properties and equipment--including
     dry hole costs                                                   (132.7)
   Expenditures for investments                                        (20.1)
   Proceeds from sale of assets                                        376.1
   Proceeds from sale/maturity of short-term investments                 4.2
   Purchases of short-term investments                                 (89.5)
   Restricted cash                                                      40.8
   Other                                                                (5.8)
                                                                   -------------
               Net Cash Provided by Investing Activities               173.0
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Interest rate swap                                                   (5.9)
   Net borrowings from joint venture partners                           (4.4)
   Proceeds from issuance of short-term debt                            30.0
   Repayment of short-term debt                                        (59.4)
   Net proceeds from issuance of long-term debt                        101.3
   Repayment of long-term debt                                        (130.4)
   Redemption of preferred stock                                      (125.0)
   Dividends paid                                                      (34.0)
                                                                   -------------
               Net Cash Used in Financing Activities                  (227.8)
--------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                1.5
Cash and Cash Equivalents at Beginning of Period                       128.7
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                            $130.2
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

1.  CONSOLIDATED FINANCIAL STATEMENTS

    The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles, the most significant of which are described below. The financial statements reflect the effects of the Merger-related transactions in the second quarter of 1995. Periods prior to April 1, 1995 are presented; however, financial statements for these periods are on a pre-Merger basis and, therefore, not comparative.

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

        For U. S. unproved properties, a valuation allowance (included as an element of depletion) is provided by a charge against earnings to reflect the impairment of unproven acreage. International non-producing leasehold costs are reviewed periodically by management to insure the carrying value is recoverable based upon the geological and engineering estimates of total possible and probable reserves expected to be added over the remaining life of each concession. Based upon increases to proved reserves determined by reserve reports a portion of the costs will be periodically transferred to investment in proved properties.

        Effective April 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires a review of long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of the asset may not be recoverable. If the expected future net cash flows of the long-lived assets is less than the carrying amount of the asset an impairment loss shall be recognized to value the asset at its fair value. Upon merger with a subsidiary of YPF, the Company reviewed the valuation of its oil and gas properties to assure their carrying values did not exceed their fair market values.

        Depreciation and depletion related to the costs of all development drilling, successful exploratory drilling and related production equipment is calculated using the unit of production ("UOP") method based upon estimated proved developed reserves. Leasehold costs are amortized using the UOP method based on estimated proved reserves. Other properties and equipment are depreciated generally on the straight-line method over their estimated useful lives. Estimated future dismantlement, restoration and abandonment costs for major facilities, net of salvage value, are taken into account in determining depreciation, depletion and amortization.

        The Company capitalizes the interest cost associated with major property additions and mineral development projects while in progress, such amounts being amortized over the useful lives and applying the same depreciation method, as that used for the related assets.

        When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are disposed of or retired, the difference between asset cost and salvage or sales value is charged or credited to accumulated depreciation and depletion.

    E)  DEFERRED CHARGES

        Deferred charges are primarily comprised of debt issuance costs and are amortized over the terms of the related debt agreements.

    F)  REVENUE RECOGNITION

        Oil and gas sales are recorded on the entitlements method. Differences between the Company's actual production and its entitlements result in a receivable when underproduction occurs and a payable when overproduction occurs. These underproduced or overproduced volumes are valued based on the weighted average sales price for each respective property.

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

    L)  EARNINGS PER SHARE

        Primary earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding, unless the inclusion of common stock equivalents has an antidilutive effect on earnings per share. Fully diluted earnings per share are not presented for the three months or six months ended September 30, 1995 due to the antidilutive effect of including all potentially dilutive common stock equivalents.

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

        The Company's trade receivables are dispersed among a broad domestic and international customer base; therefore, concentrations of credit risk are limited. The Company carefully assesses the financial strength of its customers. Letters of credit are the primary security obtained to support lines of credit.

        The Company has minimal exposure to credit losses in the event of nonperformance by the counterparties to natural gas price swap agreements and nonderivative financial assets. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but restricts such arrangements to investment-grade counterparties.

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

    The Merger was the consummation of the transactions contemplated by a tender offer (the "Offer") which was commenced on March 6, 1995 by the Purchaser for all the outstanding Shares at $5.50 per Share. Pursuant to the Offer, in April 1995 the Purchaser acquired 120,000,613 Shares representing approximately 88.5% of the then-outstanding Shares of the Company. As a result of the Merger, each outstanding Share (other than Shares held by the Purchaser, YPF or any of their subsidiaries or in the treasury of the Company, all of which were cancelled in the second quarter of 1995, and Shares of holders who perfected their appraisal rights under Section 262 of the Delaware General Corporation Law) was converted into the right to receive $5.50, and YPF became the sole holder of the Shares. Under the terms of the Merger Agreement, all of the Company's preferred stock, consisting of the $4.00 Preferred Stock, $2.50 Cumulative Preferred Stock and $9.75 Cumulative Convertible Preferred Stock, remain outstanding. YPF currently owns approximately 96.9% of the outstanding Voting Shares.

    The total amount of funds required by the Purchaser to acquire the entire common equity interest in the Company, including the purchase of Shares pursuant to the Offer and the payment for Shares converted into the right to receive cash pursuant to the Merger, was approximately $762 million. In addition, the Purchaser assumed all outstanding obligations of the Company. On April 5,1995, the Purchaser entered into a credit agreement (the "Credit Agreement") with lenders for which The Chase Manhattan Bank (National Association) ("Chase") acted as agent, pursuant to which the lenders extended to the Purchaser a credit facility for up to $550 million (the "Purchaser Facility"). On April 5, 1995, the Purchaser borrowed $442 million under the Purchaser Facility and received a capital contribution of $250 million from YPF. The Purchaser used borrowings under the Purchaser Facility and the funds contributed to it by YPF to purchase 120,000,613 Shares pursuant to the Offer.

    During the second quarter of 1995, the Company used the purchase method to record the acquisition of the Company by YPF. In a purchase method combination, the purchase price is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. As a result, the assets and liabilities of the Company were revalued to reflect the approximate $762 million cash purchase price paid by YPF plus all liabilities assumed by YPF to acquire the Company. The Company's oil and gas properties were assigned carrying amounts based on their relative fair market values. In connection with the purchase price allocation, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires a review of long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of the asset may not be recoverable. Under SFAS 121, if the expected future cash flows of the long-lived assets is less than the carrying amount of the asset an impairment loss shall be recognized to value the asset at its fair value. Maxus revalued its assets and liabilities in the purchase price allocation; however, there was no impact on the financial statements in 1995 resulting from the adoption of SFAS 121.

    Pursuant to a commitment letter from Chase, Chase provided two additional credit facilities aggregating $425 million: (i) a credit facility of $250 million extended to Midgard Energy Company ("Midgard"), a wholly owned subsidiary of the Company, and (ii) a credit facility of $175 million extended to Maxus Indonesia, Inc. ("Holdings"), a wholly owned subsidiary of the Company. The proceeds of the loans made pursuant to these facilities were used to repay, in part, the Purchaser Facility, which was assumed by the Company. In addition, the Company applied $8 million of its available cash to repay the Purchaser Facility and is using approximately $86 million of its available cash to pay holders of Shares converted into the right to receive cash in the Merger.

    A)  MIDGARD FACILITY

        Approximately $250 million of the loans under the Purchaser Facility were repaid on June 8, 1995 with funds provided to the Company by Midgard. Midgard provided these funds from the proceeds of a $250 million loan (the "Midgard Loan") extended to it pursuant to a credit agreement (the "Midgard Facility") entered into on such date. In addition, approximately $8 million of the loans outstanding under the Purchaser Facility, including accrued interest on the Purchaser Facility loans, were repaid on June 8, 1995 utilizing cash held by the Company.

        The Midgard Loan, which was made in a single drawing, will mature on December 31, 2003 and will be repaid in up to 28 consecutive equal quarterly installments commencing on March 31,1997, subject to semi-annual borrowing base redeterminations. At Midgard's option, the interest rate applicable to the Midgard Loan will be, until March 31, 1997, either (i) the one-, two- or three-month London Interbank Offered Rate ("LIBOR") plus a margin of 1 3/4% or (ii) the Base Rate (as defined in the Midgard Facility) plus a margin of 3/4% and, thereafter, either
        (iii) the one-, two- or three-month LIBOR plus a margin of 2 1/4% or
        (iv) the Base Rate plus a margin of 1 1/4%. At September 30, 1995, the interest rate on the Midgard facility based on the two-month LIBOR plus 1 3/4% was 7.625%. The Midgard Loan is not secured but is guaranteed by YPF and the Company. The agreement evidencing the Midgard Loan contains, among other things, a negative pledge on all assets of Midgard, subject to customary exceptions. It is anticipated that the Midgard Loan will be repaid with funds generated by Midgard's business operations.

    B)  SUBSIDIARIES FACILITY

        Approximately $175 million of the Purchaser Facility was repaid with funds provided on June 16, 1995 to the Company by Holdings. Holdings provided these funds from the proceeds of a $175 million loan (the "Subsidiaries Loan") extended to it pursuant to a credit agreement (the "Subsidiaries Facility") entered into on such date.

        The Subsidiaries Loan, which was made in a single drawing on June 16, 1995, will mature on December 31, 2002 and will be repaid in up to 24 consecutive equal quarterly installments commencing on March 31, 1997, subject to semi-annual borrowing base redeterminations. At the option of Holdings, the interest rates applicable to the Subsidiaries Loan will be, until March 31, 1997, either (i) the one-, two- or three-month LIBOR plus a margin of 2 1/4% or (ii) the Base Rate (as defined in the Subsidiaries Facility) plus a margin of 1 1/4% and, thereafter, either
        (iii) the one-, two- or three-month LIBOR plus a margin of 2 3/4% or
        (iv) the Base Rate plus a margin of 1 3/4%. At September 30, 1995, the interest rate on the subsidiaries facility based on the two-month LIBOR plus 2 1/4% was 8.0625%. The Subsidiaries Loan to Holdings is secured by the stock of Maxus Northwest Java, Inc. ("Java") and Maxus Southeast Sumatra, Inc. ("Sumatra") (collectively, the "Holdings Subsidiaries") and by the interest of Holdings, Java and Sumatra in certain accounts maintained at Chase into which the proceeds of sales of hydrocarbons are to be deposited, and is guaranteed by Java, Sumatra, YPF and the Company. The agreement evidencing the Subsidiaries Loan contains a negative pledge on all of the other assets of Holdings, subject to customary exceptions. It is anticipated that the Subsidiaries Loan will be repaid with funds generated by the Holdings Subsidiaries' business operations.

        Each of the Midgard Facility contains restrictive covenants including limitations upon the sale of assets, mergers and consolidations, the creation of liens and additional indebtedness, investments, dividends, the purchase or repayment of subordinated indebtedness, transactions with affiliates and modifications to certain material contracts. The obligors unde the Midgard Facility may not permit (a) consolidated tangible net worth to be less than $200 million, in the case of the Midgard Credit Facility, or $350 million, in the case of the Subsidiaries Credit Facility, plus (or minus), in the case of Midgard, the amount of any adjustment to net worth, resulting from the merger of YPF Acquisition Corp. into the Company, (b) the ratio of consolidated cash flow to consolidated debt service to be less than 1.1 to 1.0 at the end of any fiscal quarter and
        (c) the ratio of consolidated cash flow to consolidated interest expense to be less than 1.25 to 1.0 at the end of any fiscal quarter. In addition, mandatory prepayments of the loans under the Midgard Credit Facility and the Subsidiaries Credit Facility may be required in connection with certain asset sales and casualty losses, upon the issuance of subordinated indebtedness and in 1996 and in each year thereafter, if, after semi-annual review, the agent and the lenders determine that a borrowing base deficiency exists.

        The guaranty by Maxus of the obligation under the Midgard Credit Facility (the "Midgard Guaranty") and under the Subsidiaries Credit Facility (the "Subsidiaries Guaranty") contains restrictions upon mergers and consolidations, the creation of liens and the business activities in which Maxus and its subsidiaries may engage. In addition, Midgard, in the case of the Midgard Guaranty, and Holdings and its subsidiaries, in the case of the Subsidiaries Guaranty, are required to be wholly owned subsidiaries of Maxus, except to the extent YPF or a subsidiary of YPF (other than Maxus or a subsidiary of Maxus) makes capital contributions to Midgard or Holdings or one of Holdings subsidiaries, as the case may be.

    C) KEEPWELL COVENANT

        Pursuant to the Merger Agreement, in the event that the Company is unable to meet its obligations as they come due, whether at maturity or otherwise, including, solely for the purposes of this undertaking, dividend and redemption payments with respect to the Preferred Stock, YPF has agreed to capitalize the Company in an amount necessary to permit the Company to meet such obligations; provided that YPF's aggregate obligation will be: (i) limited to the amount of debt service obligations under the Midgard Facility and/or the Subsidiaries Facility and (ii) reduced by the amount, if any, of capital contributions by YPF to the Company after the Merger Date and by the amount of the net proceeds of any sale by the Company of common stock or non-redeemable preferred stock after the Merger Date. The foregoing obligations of YPF (the "Keepwell Covenant") will survive until the ninth anniversary of the Merger Date. In addition, on March 7, 1995, YPF announced that its board of directors authorized YPF to guarantee the Company's outstanding long-term debt as of the Merger Date, the principal amount of which is approximately $977 million. The long-term debt covered by the YPF guarantee is the Company's outstanding 11 1/4%, 11 1/2% and 8 1/2% Sinking Fund Debentures, its outstanding 9 7/8%, 9 1/2% and 9 3/8% Notes, and its outstanding medium-term notes. YPF has also guaranteed the payment and performance of the Company's obligations to the holders of its $9.75 Preferred Stock. It is anticipated that YPF will begin to make capital contributions to the Company in the fourth quarter of 1995 to help fund a portion of its exploration and development budget. Such contributions will be credited to YPF's obligations under the Keepwell Covenant.

3.  ANALYSIS OF THE MAIN ACCOUNTS OF THE CONSOLIDATED FINANCIAL STATEMENTS

    Details regarding the significant accounts included in the accompanying financial statements are as follows:


    Consolidated Balance Sheet Accounts                         Sept. 30, 1995
                                                                --------------

    ASSETS

    A)  RECEIVABLES:

        Trade accounts receivables                                    $70.0
        Joint interest billings                                        14.1
        IVA receivable                                                  6.2
        Crude trading receivables                                      14.2
        Insurance receivables                                           6.8
        Other                                                          12.7
        Allowance for doubtful trade receivables                       (1.0)
                                                                     ------
                                                                     $123.0
                                                                     ======

    B)  PROPERTIES AND EQUIPMENT:

        Proved properties                                          $1,588.9
        Unproved properties                                           740.0
        Other                                                         130.7
                                                                   --------
            Total Oil and Gas                                       2,459.6
        Corporate                                                      14.8
                                                                   --------
                                                                    2,474.4
        Less--Accumulated depreciation, depletion and
           amortization                                                90.7
                                                                   --------
                                                                   $2,383.7
                                                                   ========

    C)  INVENTORIES:

        Crude oil                                                     $ 7.5
        Warehouse/field yard inventory                                 29.1
        Other                                                           0.6
                                                                      -----
                                                                      $37.2
                                                                      =====

    D)  DEFERRED CHARGES:

        Unamortized debt issuance costs                               $16.1
        Other                                                           2.8
                                                                      -----
                                                                      $18.9
                                                                      =====
    LIABILITIES

    E)  ACCRUED LIABILITIES:

    Environmental remediation                                         $22.8
    Accrued interest                                                   37.7
    Overlift liability                                                 15.6
    Merger accrual                                                     30.0
    Other                                                              63.6
                                                                     ------
                                                                     $169.7
                                                                     ======

                              Interest
                              --------
    F)   LONG-TERM DEBT:       Rates       Maturity     Current     Noncurrent
                            ------------  ----------    --------    ----------
         8.5% Debentures           8.50    1997-2008                  $   75.7
         9.375% Notes              9.37      2003                        224.9
         9.5% Notes                9.50      2003                         87.0
         9.875% Notes              9.87      2002                        220.5
         11.25% Debentures        11.25      2013                         14.4
         11.5% Debentures         11.50    2001-2015                      94.5
         Medium-term notes   7.57-11.08    1995-2004      $38.3          110.5
         Maxus Indonesia
          credit agreement       8.3125    1997-2002                     175.0
         Maxus Midgard
          credit agreement       7.8125    1997-2003                     250.0
         Other                                              0.1            0.1
                                                          -----       --------
                                                          $38.4       $1,252.6
                                                          =====       ========

    G)  OTHER LIABILITIES AND DEFERRED CREDITS:

        Environmental remediation                                        $90.8
        Long-term employee benefit costs                                  59.3
        Litigation contingencies                                          10.0
        Reserve for insurance losses                                      23.4
        Other                                                             57.6
                                                                        ------
                                                                        $241.1
                                                                        ======

4.  TAXES

    The Company reports income taxes in accordance with SFAS 109. The Company's provision for income taxes was comprised of the following:

                                                             Six Months Ended
                                                            September 30, 1995
                                                          ----------------------
Current
  Foreign................................................         $ 33.6
  State and local........................................             .2
                                                                  ------
                                                                    33.8
Deferred
  Federal................................................          (12.1)
  Foreign................................................          (13.4)
                                                                  ------
                                                                   (25.5)
                                                                  ------
Provision for income taxes...............................         $  8.3
                                                                  ======

5.  RESTRICTED CASH

    At September 30, 1995, the Company had $100.3 million in restricted cash of which $51.4 million represented collateral for outstanding letters of credit and $7.4 million represented six months of interest on outstanding borrowings as required by the Midgard and Subsidiaries credit agreements. Assets held in trust as required by certain insurance policies totaled $41.5 million. Approximately $27.6 million of collateral for outstanding letters of credit at September 30, 1995, which will be released within twelve months, was classified as a current asset.

6.  PREFERRED STOCK

    The Company has the authority to issue 100,000,000 shares of Preferred Stock, $1.00 par value. The rights and preferences of shares of authorized but unissued Preferred Stock are established by the Company's Board of Directors at the time of issuance.

    A)  $9.75 CUMULATIVE CONVERTIBLE PREFERRED STOCK

        In 1987, the Company sold 3,000,000 shares of $9.75 Cumulative Convertible Preferred Stock(the "$9.75 Preferred Stock"). Since such time, the Company has entered into various agreements, most recently on June 8, 1995, with the sole holder of the $9.75 Preferred Stock pursuant to which, among other things, the Company has repurchased 500,000 shares and the parties have waived or amended various covenants, agreements and restrictions relating to such stock. Currently, 1,250,000 shares of $9.75 Preferred Stock are outstanding, each receiving an annual cash dividend of $9.75. In addition, 375,000 of such shares (the "Conversion Waiver Shares") each receive an additional quarterly cash payment of $.25 ($.50 in certain circumstances). For the 12-month period commencing February 1, 1995, each share of the $9.75 Preferred Stock has a liquidation value of $101.0836 ($126.4 million in the aggregate) which reduces to $100 at February 1, 1996, in each case plus accrued dividends. Since February 1, 1994, the stock has been subject to mandatory redemption at the rate of 625,000 shares per year. The $9.75 Preferred Stock currently is neither convertible by the holder nor redeemable at the Company's option and has no associated registration rights. The $9.75 Preferred Stock entitles the holder to vote only on certain matters separately affecting such holder, and the $9.75 Preferred Stock other than the Conversion Waiver Shares entitles the holder to elect one individual to the Board of Directors of the Company. In addition, pursuant to the June 8, 1995 agreement, the holder of the $9.75 Preferred Stock waived previously granted rights to approve certain "self-dealing" transactions and certain financial covenants pertaining to the Company, and the Company waived its right of first offer with respect to the transfer of the $9.75 Preferred Stock and certain transfer restrictions on such stock.

    B)  $4.00 CUMULATIVE CONVERTIBLE PREFERRED STOCK

        Each outstanding share of $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock") is entitled to one vote, is convertible at any time into shares of the Company's Common Stock (2.29751 shares at December 31, 1994), shall receive annual cash dividends of $4.00 per share, is callable at and has a liquidation value of $50.00 per share ($217.9 million in the aggregate at September 30, 1995) plus accrued but unpaid dividends, if any.

    C)  $2.50 CUMULATIVE PREFERRED STOCK

        Each outstanding share of the $2.50 Preferred Stock shall receive annual cash dividends of $2.50 per share, is callable after December 1, 1998 at and has a liquidation value of $25.00 per share ($87.5 million in the aggregate at September 30, 1995), plus accrued but unpaid dividends, if any.

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

    Until 1976, Chemicals operated manufacturing facilities in Painesville, Ohio. Maxus, on behalf of Occidental, has heretofore conducted many remedial, maintenance and monitoring activities at this site. On
    September 27, 1995, the Ohio Environmental Protection Agency (the "OEPA") issued its Director's Final Findings and Order (the "Director's Order") by consent ordering that a remedial investigation and feasibility study (the "RIFS") be conducted at the former Painesville plant area. Maxus has agreed to participate in the RIFS as required by the Director's Order. It is estimated that the total cost of performing the RIFS will be $3 million to $5 million over the next three years. The former Painesville plant area has been proposed for listing on the national priority list of Superfund sites as designated by the EPA; however, the EPA has stated that the site will not be listed so long as it is satisfactorily addressed pursuant to the Director's Order and OEPA's programs. The scope and nature of further investigation or remediation which may be required cannot be determined at this time.

    Maxus also has responsibility for Chemicals' share of the remediation cost for a number of other non-plant sites where wastes from plant operations by Chemicals were allegedly disposed of or have come to be located, including several commercial waste disposal sites.

    At the time of the spin-off by Maxus of Diamond Shamrock, Inc. ("DSI") in 1987, the Company executed a cost-sharing agreement for the partial reimbursement by DSI of environmental expenses related to the Company's disposed of businesses, including Chemicals. DSI is expected to reach its total reimbursement obligation in 1996.

    The Company's total expenditures for environmental compliance for disposed of businesses, including Chemicals, were $17 million in the second and third quarters of 1995, $6 million of which was recovered from DSI under the cost-sharing agreement. Those expenditures are projected to be approximately $5 million in the fourth quarter of 1995 after recovery from DSI.

    Reserves, net of cost-sharing by DSI, have been established for environmental liabilities where they are material and probable and can be reasonably estimated. At April 1, 1995, reserves for the above environmental contingencies totaled $124.7 million. At September 30, 1995, the reserve balance was $113.6 million.

    The Company has entered into various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. Such contractual financial and/or performance commitments are not material.

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

                            MAXUS ENERGY CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                               THIRD QUARTER 1995

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

The Merger was the consummation of the transactions contemplated by a tender offer (the "Offer") which was commenced on March 6, 1995 by the Purchaser for all the outstanding Shares at $5.50 per Share. Pursuant to the Offer, in April 1995 the Purchaser acquired 120,000,613 Shares representing approximately 88.5% of the then-outstanding Shares of the Company. As a result of the Merger, each outstanding Share (other than Shares held by the Purchaser, YPF or any of their subsidiaries or in the treasury of the Company, all of which were cancelled in the second quarter of 1995, and Shares of holders who perfected their appraisal rights under Section 262 of the Delaware General Corporation Law) was converted into the right to receive $5.50, and YPF became the sole holder of the Shares. Under the terms of the Merger Agreement, all of the Company's preferred stock, consisting of the $4.00 Preferred Stock, $2.50 Cumulative Preferred Stock and $9.75 Cumulative Convertible Preferred Stock, remain outstanding. YPF currently owns approximately 96.9% of the outstanding Voting Shares.

The total amount of funds required by the Purchaser to acquire the entire common equity interest in the Company, including the purchase of Shares pursuant to the Offer and the payment for Shares converted into the right to receive cash pursuant to the Merger, was approximately $762 million. In addition, the Purchaser assumed all outstanding obligations of the Company. On April 5, 1995, the Purchaser entered into a credit agreement (the "Credit Agreement") with lenders for which The Chase Manhattan Bank (National Association) ("Chase") acted as agent, pursuant to which the lenders extended to the Purchaser a credit facility for up to $550 million (the "Purchaser Facility"). On April 5, 1995, the Purchaser borrowed $442 million under the Purchaser Facility and received a capital contribution of $250 million from YPF. The Purchaser used borrowings under the Purchaser Facility and the funds contributed to it by YPF to purchase 120,000,613 Shares pursuant to the Offer.

During the second quarter of 1995, the Company used the purchase method to record the acquisition of the Company by YPF. In a purchase method combination, the purchase price is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. As a result, the assets and liabilities of the Company were revalued to reflect the approximate $762 million cash purchase price paid by YPF plus all liabilities assumed by YPF to acquire the Company. The Company's oil and gas properties were assigned carrying amounts based on their relative fair market values. In connection with the purchase price allocation, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires a review of long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of the asset may not be recoverable. Under SFAS 121, if the expected future cash flows of the long-lived assets is less than the carrying amount of the asset an impairment loss shall be recognized to value the asset at its fair value. Maxus revalued its assets and liabilities in the purchase price allocation; however, there was no impact on the financial statements in 1995 resulting from the adoption of SFAS 121.

Pursuant to a commitment letter from Chase, Chase provided two additional credit facilities aggregating $425 million: (i) a credit facility of $250 million extended to Midgard Energy Company ("Midgard"), a wholly owned subsidiary of the Company, and (ii) a credit facility of $175 million extended to Maxus Indonesia, Inc. ("Holdings"), a wholly owned subsidiary of the Company. The proceeds of the loans made pursuant to these facilities were used to repay, in part, the Purchaser Facility, which was assumed by the Company. In addition, the Company applied $8 million of its available cash to repayment of the Purchaser Facility and is using approximately $86 million of its available cash to pay holders of Shares converted into the right to receive cash in the Merger.

The financial statements reflect the effects of Merger-related transactions in the second quarter of 1995. Periods prior to April 1, 1995 are presented; however, financial statements for these periods are on a pre-Merger basis and, therefore, not comparative.

RESULTS OF OPERATIONS - 1995
The following table presents the post-merger second and third quarter operating results:

                                                     SECOND     THIRD
                                                    QUARTER    QUARTER
AMOUNTS IN MILLIONS EXCEPT WHERE NOTED                1995       1995

----------------------------------------------------------------------
Net Worldwide Crude Oil Sales (mbpd)                      61        60
Average Worldwide Crude Oil Price (per bbl)           $17.35    $15.69

U.S. Natural Gas Sales (mmcfpd)                          170       172
Average U.S. Gas Price (per mcf)                      $ 1.43    $ 1.40

Northwest Java Gas Sales (mmcfpd)                         57        58
Average Northwest Java Gas Price (per mcf)            $ 2.59    $ 2.62

U.S. Natural Gas Liquids (mbpd)                           16        18
Average U.S. Natural Gas Liquids Price (per bbl)      $10.61    $10.14

Sales Revenues                                        $  151    $  142
Costs and Expenses                                       175       171
Net Loss                                                 (23)      (28)
Net Loss after Preferred Dividends                       (33)      (38)
Net Loss per Common Share                               (.24)     (.28)

        GUIDE TO TABLE ABBREVIATIONS
        ----------------------------
        mbpd-thousand barrels per day
        bbl-barrel
        mmcfpd-million cubic feet per day
        mcf- thousand cubic feet

The Company reported a net loss of $28 million for the third quarter of 1995 or, after preferred dividends, a loss of 28 cents per Share compared to a second quarter loss of $23 million or, after dividends, a loss of 24 cents per Share.

Sales and Operating Revenues. Sales and operating revenues for the third quarter of 1995 were $142 million, compared to $151 million in the prior quarter. The lower revenues were primarily attributable to lower worldwide crude oil prices.

While net worldwide crude oil production and U.S. gas sales were essentially flat quarter to quarter, average crude oil prices fell from $17.35 in the second quarter to $15.69 per barrel in the third quarter and the average gas price declined from $1.43 in the second quarter to $1.40 per mcf in the third quarter.

Northwest Java gas volumes were basically flat quarter to quarter; however, gas realizations slightly increased over the quarter from $2.59 per mcf to $2.62 per mcf.

Natural gas liquids sales in the United States were basically even quarter to quarter. The average sales price for U.S. natural gas liquids in the third quarter was $10.14 per barrel, a decrease of $.47 per barrel from the second quarter.

Cost and Expenses. Costs and expenses were $171 million in the third quarter of 1995 compared to $175 million in the second quarter. The decline was primarily due to lower exploratory dry hole expense of $3 million in the third quarter verses $7 million in the second quarter of 1995.

RESULTS OF OPERATIONS - 1994

The Company reported a third quarter 1994 net loss of $16 million or, after preferred dividends, a loss of 19 cents per common share and year-to-date 1994, the Company reported net income of $3 million or, after preferred dividends, a loss of 23 cents per common share.

The third quarter 1994 results reflected initial production from all three of the Company's South American operations--Ecuador, Bolivia and Venezuela-- resulting in $2 million of net income from these operations. The third quarter 1994 results also reflected a $13 million loss, recorded in "Other revenues, net," from the sale of the Company's geothermal subsidiary, Thermal Power Company.

The 1994 nine-month results included a $101 million pre-tax net benefit from the Company's restructuring activities, which included the sale of Maxus' interest in Diamond Shamrock Offshore Partners and certain oil and gas properties, resulting in a pre-tax gain of $202 million. This gain was offset by restructuring costs, including a $70 million write-off associated with Alaska coal leases, the development of which did not fit within the Company's revised strategy to commit funds only to oil and gas exploration and production. The restructuring also included costs associated with staff reductions and the write-offs of non-producing assets outside the Company's core areas.

Net worldwide crude oil sales of were 70 mbpd in the third quarter 1994. Initial crude oil sales volumes in South America were 14 mbpd in the third quarter 1994. The average worldwide oil price received in the third quarter 1994 was $16.54 per barrel.

U.S. natural gas sales for the third quarter 1994 were 211 million cubic feet per day. The average gas price received in the United States was $1.72 per mcf in the third quarter 1994.

Natural gas liquids sales in the U.S. were 18 mbpd for the third quarter 1994. The average sales price for natural gas liquids in the third quarter 1994 was $10.45 per barrel.

FINANCIAL CONDITION

The Company's net cash provided by operating activities was $16 million for the six-month period ended September 30, 1995. The $25 million of net cash provided by operating activities before working capital changes was reduced by working capital requirements of $9 million. A decline of $24 million in accrued liabilities due primarily to payment of Maxus incurred pre-Merger costs coupled with higher inventories of $9 million were somewhat offset by a U.S. federal income tax refund of $22 million.

On April 1, 1995, the Company had $92 million in cash and cash equivalents. During the six-month period ended September 30, 1995, $96 million of short-term investments were liquidated and $25 million of restricted cash was released. Additionally, the Company received $851 million from the issuance of debt under the Purchaser Facility and the Midgard and Holdings credit facilities and a $250 million capital infusion from YPF to partially fund the Merger. The Company's operating activities provided $16 million. Additionally, the Company used $79 million for capital expenditures and $19 million for dividends. In connection with the Merger, the Company repaid the Purchaser Facility, paid $745 million to acquire the Shares outstanding at the Merger as well as Merger costs, leaving a cash and cash equivalents balance of $33 million at September 30, 1995. Of the approximate $762 million purchase price paid by YPF to acquire the Company, as of September 30, 1995 $18 million remained to be paid in respect of Shares and Merger costs. This liability was recorded in accrued liabilities.

The Company's exposure to foreign currency fluctuations is minimal as substantially all of the Company's material foreign contracts are denominated in U.S. dollars.

The Company's only derivative financial instruments are interest rate swap agreements, natural gas price swap agreements and futures contracts, which are not used for trading purposes. During the third quarter of 1995, the Company unwound its sole interest rate swap agreement and recorded a $2.4 million gain in other revenues net.

See Note 7 to the Financial Statements for information regarding certain environmental commitments and contingencies.

FUTURE OUTLOOK

Pursuant to the Merger Agreement, in the event that the Company is unable to meet its obligations as they come due, whether at maturity or otherwise, including, solely for the purposes of this undertaking, dividend and redemption payments with respect to the Preferred Stock, YPF has agreed to capitalize the Company in an amount necessary to permit the Company to meet such obligations; provided that YPF's aggregate obligation will be: (i) limited to the amount of debt service obligations under the Midgard credit facility and/or the Subsidiaries credit facility and (ii) reduced by the amount, if any, of capital contributions by YPF to the Company after the Merger Date and by the amount of the net proceeds of any sale by the Company of common stock or non-redeemable preferred stock after the Merger Date. The foregoing obligations of YPF (the "Keepwell Covenant") will survive until the ninth anniversary of the Merger Date. In addition, on March 7, 1995, YPF announced that its board of directors authorized YPF to guarantee the Company's outstanding long-term debt as of the Merger Date, the principal amount of which is approximately $977 million. The long-term debt covered by the YPF guarantee is the Company's outstanding
11 1/4%, 11 1/2% and 8 1/2% Sinking Fund Debentures, its outstanding 9 7/8%, 9 1/2% and 9 3/8% Notes, and its outstanding medium-term notes. YPF has also guaranteed the payment and performance of the Company's obligations to the holders of its $9.75 Preferred Stock. It is anticipated that YPF will begin to make capital contributions to the Company in the fourth quarter of 1995 to help fund a portion of its exploration and development budget. Such contributions will be credited to YPF's obligations under the Keepwell Covenant.

In addition to maintaining and developing its core areas (Mid-continent, Indonesia and Ecuador) and emerging areas (Bolivia and Venezuela), it is expected the Company will acquire or assume responsibility for certain YPF exploration interests in South America (outside Argentina) and the U.S. Gulf of Mexico. The Company will continue to focus on maximizing the value of its core producing assets and seek new investment opportunities in new associated ventures.

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

The Company has begun discussions with various government entities in Ecuador regarding a number of issues related to Block 16 and the Tivacuno area, including the Company's cost recovery claims, the approval of budgets, contract terms and other operating matters. The Company believes these matters will be satisfactorily resolved.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3(ii).1 -- Amendments to the By-Laws of the Company

          3(ii).2 -- By-Laws of the Company, as amended

          15.1    -- Letter of Arthur Andersen LLP regarding unaudited interim financial statements

          27.1    -- Financial Data Schedule


     (b)  Reports on Form 8-K During the Quarter.

          None


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MAXUS ENERGY CORPORATION


                            By:   Linda R. Engelbrecht

                            Linda R. Engelbrecht, Controller,
                            on behalf of the registrant and as
                            its chief accounting officer

November 9, 1995

                                 Exhibit Index



Exhibit Title                                                Exhibit No.
-------------                                                -----------

Amendments to the By-Laws of the Company                       3(ii).1

By-Laws of the Company, as amended                             3(ii).2

Letter of Arthur Andersen LLP regarding unaudited interim
    financial Statements                                       15.1

Financial Data Schedule                                        27.1
