Form 10-Q
period 1996-03-31
MAXUS ENERGY CORP /DE/
filed 1996-05-13
CIK 724176

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ________________


                                   FORM 10-Q
  (Mark One)

    [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 1996

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

YES  [X]                       NO  [ ]


         Shares of Common Stock outstanding at May 10, 1996:    135,609,772

                         PART 1.  FINANCIAL INFORMATION

    In the opinion of the management of Maxus Energy Corporation (together with its subsidiaries, "Maxus" or the "Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of the consolidated results of operations, consolidated balance sheet and consolidated cash flows at the date and for the periods indicated have been included in the accompanying consolidated financial statements. Effective April 1, 1995, the Company used the purchase method of accounting to record the acquisition of the Company by YPF Sociedad Anonima, an Argentine sociedad anonima ("YPF"), as discussed in Note Two to the financial statements. Periods prior to April 1, 1995 are presented; however, financial statements for these periods are on a pre-Merger basis and, therefore, not comparative.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   We have reviewed the accompanying consolidated balance sheet of Maxus Energy Corporation (a Delaware corporation) as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month period then ended in accordance with standards established by the American Institute of Certified Public Accountants.

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

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Maxus Energy Corporation as of December 31, 1995, and the consolidated statements of operations and cash flows for the three months ended March 31, 1995, and, in our report dated February 2, 1996, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, and the accompanying consolidated statements of operations and cash flows for the three months ended March 31, 1995, is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.





                                        /s/ ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP

Dallas, Texas
April 25, 1996

                            MAXUS ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in millions, except per share)


                                                         THREE MONTHS      THREE MONTHS
                                                        ENDED MARCH 31,   ENDED MARCH 31,
                                                             1996             1995
                                                        ---------------   ---------------
                                                          (Unaudited)
REVENUES
   Sales and operating revenues                            $   174.0        $   142.5
   Other revenues, net                                           6.2              9.6
                                                           ---------        ---------
                                                               180.2            152.1

COSTS AND EXPENSES
   Operating expenses                                           50.8             64.6
   Gas purchase costs                                           18.0             12.7
   Exploration, including exploratory dry holes                  7.9              8.9
   Depreciation, depletion and amortization                     40.7             29.9
   General and administrative expenses                           2.8              4.2
   Taxes other than income taxes                                 3.4              3.1
   Interest and debt expenses                                   34.1             24.1
   Pre-merger costs                                               --             42.4
                                                           ---------        ---------
                                                               157.7            189.9
                                                           ---------        ---------


INCOME (LOSS) BEFORE INCOME TAXES                               22.5            (37.8)
       INCOME TAXES                                             23.0             19.1
                                                           ---------        ---------
NET LOSS                                                        (0.5)           (56.9)

    DIVIDEND REQUIREMENT ON PREFERRED STOCK                     (9.1)            (9.6)
                                                           ---------        ---------

LOSS APPLICABLE TO COMMON SHARES                           $    (9.6)       $   (66.5)
                                                           =========        =========

NET LOSS PER COMMON SHARE                                  $   (0.07)       $   (0.49)
                                                           =========        =========

AVERAGE COMMON SHARES OUTSTANDING                              135.6            135.5

               See Notes to Consolidated Financial Statements.

                           MAXUS ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEET
                         (in millions, except shares)

                                                                              MARCH 31,  DECEMBER 31,
                                                                                1996        1995
                                                                             ----------  ------------
                                ASSETS                                        (Unaudited)
Current Assets
   Cash and cash equivalents                                                 $     22.7  $     38.3
   Receivables, less doubtful receivables                                         147.9       141.8
   Inventories                                                                     32.8        40.8
   Restricted cash                                                                  3.3        19.0
   Prepaids and other current assets                                               20.6        26.5
                                                                             ----------  ----------
    TOTAL CURRENT ASSETS                                                          227.3       266.4

Properties and Equipment, less accumulated
    depreciation, depletion and amortization                                    2,355.8     2,363.6
Investments and Long-Term Receivables                                               8.0         7.1
Restricted Cash                                                                    61.8        61.4
Deferred Charges                                                                   20.6        18.3
                                                                             ----------  ----------
                                                                             $  2,673.5  $  2,716.8
                                                                             ==========  ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Long-term debt                                                            $     53.0  $     34.3
   Accounts payable                                                                56.9        59.0
   Taxes payable                                                                   36.3        39.7
   Accrued liabilities                                                            155.2       173.4
                                                                             ----------  ----------
TOTAL CURRENT LIABILITIES                                                         301.4       306.4

Long-Term Debt                                                                  1,243.1     1,261.2
Deferred Income Taxes                                                             546.1       551.2
Other Liabilities and Deferred Credits                                            226.2       233.0
$9.75 Redeemable Preferred Stock, $1.00 par value
      Authorized and issued shares--625,000 and 1,250,000                          62.5       125.0
Stockholders' Equity
         $2.50 Preferred Stock, $1.00 par value
              Authorized shares--5,000,000
              Issued shares--3,500,000                                             64.4        66.5
         $4.00 Preferred Stock, $1.00 par value
              Authorized shares--5,915,017
              Issued shares--4,356,658                                              7.3        11.7
         Common Stock, $1.00 par value
              Authorized shares--300,000,000
              Issued Shares--135,609,772                                          135.6       135.6
         Capital contributions from parent                                         64.0          --
         Paid-in capital                                                          103.2       105.8
         Accumulated deficit                                                      (74.4)      (73.7)
         Minimum pension liability                                                 (5.9)       (5.9)
                                                                             ----------  ----------
TOTAL STOCKHOLDERS' EQUITY                                                        294.2       240.0
                                                                             ----------  ----------
                                                                             $  2,673.5  $  2,716.8
                                                                             ==========  ==========


                     See Commitments and Contingencies.
               See Notes to Consolidated Financial Statements.
      The Company uses the successful efforts method to account for its oil and gas producing activities.

                           MAXUS ENERGY CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in millions)




                                                                                                THREE MONTHS          THREE MONTHS
                                                                                               ENDED MARCH 31,       ENDED MARCH 31,
                                                                                                    1996                  1995
                                                                                               ---------------       ---------------
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                          $    (0.5)          $  (56.9)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation, depletion and amortization                                                            40.7               29.9
     Dry hole costs                                                                                       0.5                1.0
     Deferred income taxes                                                                               (5.1)               0.4
     Net gain on sale of assets and sale/maturity of investments                                         --                 (1.7)
     Postretirement benefits                                                                              0.8                1.4
     Pre-merger costs                                                                                    --                 42.4
     Accretion of discount                                                                                2.1               --
     Other                                                                                               (1.3)               1.3
     Changes in components of working capital:
       Receivables                                                                                       (6.3)              23.8
       Inventories, prepaids and other current assets                                                     4.4               (1.4)
       Accounts payable                                                                                  (2.1)             (15.1)
       Accrued liabilities                                                                               (4.0)              26.3
       Taxes payable/receivable                                                                          (3.4)              10.1
                                                                                                    ---------           --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       25.8               61.5

                                                                                                    ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for properties and equipment--including
    dry hole costs                                                                                      (40.9)             (53.6)
  Proceeds from sale of assets                                                                            0.2                2.1
  Proceeds from sale/maturity of short-term investments                                                  --                 63.4
  Purchases of short-term investments                                                                    --                (24.6)
  Restricted cash                                                                                        15.3               12.2
  Other                                                                                                  (4.6)               9.8
                                                                                                    ---------           --------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                            (30.0)               9.3
                                                                                                    ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Interest rate swap                                                                                     --                  3.4
  Repayment of short-term debt                                                                           (0.1)              --
  Reypayment of loan from parent                                                                         (1.5)              --
  Acquisition of common stock                                                                            (2.2)              --
  Capital contribution from parent                                                                       64.0               --
  Stock rights redemption                                                                                --                (13.6)
  Redemption of Preferred Stock                                                                         (62.5)              --
  Dividends paid                                                                                         (9.1)              (9.6)
                                                                                                    ---------           --------
         NET CASH USED IN FINANCING ACTIVITIES                                                          (11.4)             (19.8)
                                                                                                    ---------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    (15.6)              51.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                         38.3               40.6
                                                                                                    ---------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $    22.7           $   91.6
                                                                                                    =========           ========


               See Notes to Consolidated Financial Statements.

1.   SIGNIFICANT ACCOUNTING POLICIES

         The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles, the most significant of which are described below. Effective April 1, 1995, the Company used the purchase method of accounting to record the acquisition of the Company by YPF as discussed in Note Two. Financial statements presented for periods after April 1, 1995 reflect the effects of the Merger-related transactions. Periods prior to April 1, 1995 are presented; however, financial statements for these periods are on a pre-Merger basis and, therefore, not comparative.

     Consolidation Accounting

         The Consolidated Financial Statements include the accounts of the Company and all domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Management's Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

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

         The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires a review of long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of the asset may not be recoverable. Under SFAS 121, if the expected future cash flow of a long-lived asset is less than the carrying amount of the asset, an impairment loss shall be recognized to value the asset at its fair value.

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

         For investment in unproved properties in the United States, a valuation allowance (included as an element of depletion) is provided by a charge against earnings to reflect the impairment of unproven acreage. Investment in international non-producing leasehold costs are reviewed periodically by management to insure the carrying value is recoverable based upon the geological and engineering estimates prepared by independent petroleum engineers of total possible and probable reserves expected to be added over the remaining life of each concession. Based upon increases to proved reserves determined by reserve reports, a portion of the investment in international non-producing leasehold costs will be periodically transferred to investment in proved properties.

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

         The Company capitalizes the interest cost associated with major property additions and mineral development projects while in progress, such amounts being amortized over the useful lives, and applying the same depreciation method as that used for the related assets.

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

     Pensions

         The Company has a number of trusteed noncontributory pension plans covering substantially all full-time employees. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements under governmental regulations, plus such additional amounts as management may determine to be appropriate. The benefits related to the plans are based on years of service and compensation earned during years of employment. The Company also has a noncontributory supplemental retirement plan for executive officers and selected key employees.

     Other Postretirement and Postemployment Benefits

         The Company provides certain health care and life insurance benefits for retired employees and certain insurance and other postemployment benefits for individuals whose employment is terminated by the Company prior to their normal retirement. The Company accrues the estimated cost of retiree benefit payments, other than pensions, during employees' active service periods. Employees become eligible for these benefits if they meet minimum age and service requirements. The Company accounts for benefits provided after employment but before retirement by accruing the estimated cost of postemployment benefits when the minimum service period is met, payment of the benefit is probable and the amount of the benefit can be reasonably estimated. The Company's policy is to fund other postretirement and postemployment benefits as claims are incurred.

     Environmental Expenditures

         Environmental liabilities are recorded when environmental assessments and/or remediation are probable and material and such costs to the Company can be reasonably estimated. The Company's estimate of environmental assessment and/or remediation costs to be incurred are based on either 1) detailed feasibility studies of remediation approach and cost for individual sites or 2) the Company's estimate of costs to be incurred based on historical experience and publicly available information based on the stage of assessment and/or remediation of each site. As additional information becomes available regarding each site or as environmental remediation standards change, the Company revises its estimate of costs to be incurred in environmental assessment and/or remediation.

     Litigation Contingencies

         The Company records liabilities for litigation when such amounts are probable, material and can be reasonably estimated.

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

      Take-or-Pay Obligations

         The Company records payments received for take-or-pay obligations for unpurchased contract volumes as deferred revenue, which is included in Other Liabilities in the consolidated balance sheet. The deferred revenue is recognized in the income statement as quantities are delivered which fulfill the take-or-pay obligation. At March 31, 1996, the Company had $12.5 million in deferred revenue as a result of a take-or-pay payment received related to its Indonesian operations.

2.  MERGER

         On June 8, 1995, a special meeting of the stockholders of the Company was held to approve the Agreement of Merger ("Merger Agreement") dated February 28, 1995, between the Company, YPF Acquisition Corp. (the "Purchaser") and YPF. The holders of the Company's common stock, $1.00 par value per share (the "Shares" or "Common Stock"), and $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock" and, together with the Shares, the "Voting Shares"), approved the Merger Agreement, and the Purchase was merged into the Company (the "Merger") on June 8, 1995 (the "Merger Date").

         The Merger was the consummation of transactions contemplated by a tender offer (the "Offer") which was commenced on March 6, 1995 by the Purchaser for all the outstanding Shares at $5.50 per

   Share. Pursuant to the Offer, in April 1995 the Purchaser acquired 120,000,613 Shares representing approximately 88.5% of the then-outstanding Shares of the Company. As a result of the Merger, each outstanding Share (other than Shares held by the Purchaser, YPF or any of their subsidiaries or in the treasury of the Company, all of which were canceled in the second quarter of 1995, and Shares of holders who perfected their appraisal rights under Section 262 of the Delaware General Corporation Law) was converted into the right to receive $5.50 in cash, and YPF became the sole holder of all outstanding Shares. The Company's preferred stock, consisting of the $4.00 Preferred Stock, $2.50 Cumulative Convertible Preferred Stock (the "$2.50 Preferred Stock") and $9.75 Cumulative Preferred Stock (the $9.75 Preferred Stock), remains outstanding. YPF currently owns approximately 96.9% of the outstanding Voting Shares.

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

         Effective April 1, 1995, the Company used the purchase method to record the acquisition of the Company by YPF. In a purchase method combination, the purchase price is allocated to the acquired assets and assumed liabilities based on their fair values at the date of acquisition. As a result, the assets and liabilities of the Company were revalued to reflect the approximate $762 million cash purchase price paid by YPF to acquire the Company. The Company's oil and gas properties were assigned carrying amounts based on their relative fair market values.

         Following the Merger, Chase provided two additional credit facilities aggregating $425 million: (i) a credit facility of $250 million (the "Midgard Facility") extended to Midgard Energy Company, a wholly owned subsidiary of the Company, and (ii) a credit facility of $175 million (the "Holdings Facility") extended to Maxus Indonesia, Inc., a wholly owned subsidiary of the Company. The proceeds of the loans made pursuant to these facilities were used to repay, in part, the Purchaser Facility, which was assumed by the Company pursuant to the Merger. In addition, the Company applied $8 million of its available cash to repay the Purchaser Facility and used approximately $86 million of its available cash to pay holders of Shares converted into the right to receive cash in the Merger.


3.  KEEPWELL COVENANT

       Pursuant to the Merger Agreement, in the event the Company is unable to meet its obligations as they come due, whether at maturity or otherwise, including, solely for the purposes of this undertaking, dividend and redemption payments with respect to the $9.75 Preferred Stock, the $2.50 Preferred Stock and the $4.00 Preferred Stock, YPF has agreed to capitalize the Company in an amount necessary to permit the Company to meet such obligations; provided that YPF's aggregate obligation will be (i) limited to the amount of debt service obligations under the Purchaser Facility, the Midgard Facility and the Holdings Facility and (ii) reduced by the amount, if any, of capital contributions by YPF to the Company after the Merger Date and by the amount of the net proceeds of any sale by the Company of common stock or nonredeemable preferred stock after the Merger Date. The foregoing obligations of YPF (the "Keepwell Covenant") will survive until June 8,
   2004. During the first quarter of 1996, YPF made capital contributions to the

   Company in the aggregate amount of $64 million pursuant to the terms of the Keepwell Covenant. This amount represents the cumulative contribution received by Maxus from YPF pursuant to the terms of the Keepwell Covenant.


4.  ASSET ACQUISITION

       In January 1996, the Company and its partners were successful in acquiring the highly prospective Guarapiche block in Venezuela's first auction awards for equity production in over 20 years. Guarapiche is located on the same trend as the five billion barrel El Furrial field in northeastern Venezuela. In the second quarter of 1996, the Company, together with its partners, will pay $109 million ($27 million net to Maxus) to the Venezuelan government for rights to explore the Guarapiche block. BP Exploration Orinoco Limited is the operator with a 37.5% working interest, while Amoco Production Company and the Company hold the remaining 37.5% and 25%, respectively. The Company's net exploration commitment for this block is anticipated to total approximately $15 million over the next five years.


5.  ANALYSIS OF THE MAIN ACCOUNTS OF THE CONSOLIDATED FINANCIAL
    STATEMENTS

    Details regarding the significant accounts included in the accompanying financial statements are as follows:

    Consolidated Balance Sheet Accounts                                 March 31,
              (in millions)                                               1996
                                                                       ----------
    ASSETS

    a)  RECEIVABLES:

         Trade accounts receivables                                    $    109.8
         Notes and other receivables                                         39.0
         Allowance for doubtful trade receivables                            (0.9)
                                                                       ----------
                                                                       $    147.9
                                                                       ==========

    b)  PROPERTIES AND EQUIPMENT:

         Proved properties                                             $  1,615.3
         Unproved properties                                                737.0
         Other                                                              171.6
                                                                       ----------
              Total Oil and Gas                                           2,523.9
         Corporate                                                           11.9
                                                                       ----------
                                                                          2,535.8
         Less--Accumulated depreciation, depletion and amortization         180.0
                                                                       ----------
                                                                       $  2,355.8
                                                                       ==========
    c)  INVENTORIES:

         Warehouse/field yard inventory                                $     32.8
                                                                       ==========

    d)  DEFERRED CHARGES:

         Unamortized debt issuance costs                               $     15.1
         Other                                                                5.5
                                                                       ----------
                                                                       $     20.6
                                                                       ==========

    LIABILITIES

    e)  ACCRUED LIABILITIES:

         Environmental remediation                                     $     29.1
         Accrued interest                                                    36.8
         Overlift liability                                                   6.8
         Merger accrual                                                      18.5
         Joint interest billings for international operations                40.0
         Other                                                               24.0
                                                                       ----------
                                                                       $    155.2
                                                                       ==========

                                   Interest
    f)   LONG-TERM DEBT:           Rates(%)   Maturity     Current     Noncurrent
                                   --------   --------    ---------    ----------
         8.5% Debentures              8.50    1997-2008                $    76.5
         9.375% Notes                 9.37         2003                    226.2
         9.5% Notes                   9.50         2003                     87.6
         9.875% Notes                 9.87         2002                    221.7
         11.25% Debentures           11.25         2013                     14.4
         11.5% Debentures            11.50    2001-2015                     94.7
         Medium-term notes      7.57-11.08    1996-2004   $    34.2        110.5
         Holdings Facility          8.3125    1997-2002         8.7        166.3
         Midgard Facility             7.81    1997-2003        10.0        240.0
         Advances from parent        5.125                                   5.1
         Other                                                  0.1          0.1
                                                          ---------    ---------
                                                          $    53.0    $ 1,243.1
                                                          =========    =========


    g)  OTHER LIABILITIES AND DEFERRED CREDITS:

         Environmental remediation                                     $     87.9
         Long-term employee benefit costs                                    63.9
         Litigation contingencies                                            12.6
         Reserve for insurance losses                                        20.0
         Take-or-pay payment                                                 12.5
         Other                                                               29.3
                                                                       ----------
                                                                       $    226.2
                                                                       ==========

6.   TAXES

     The Company reports income taxes in accordance with SFAS 109. The Company's provision for income taxes was comprised of the following:

                                                             Three Months Ended
                                                               March 31, 1996
                                                               (in millions)
                                                             -----------------
     Current
       Foreign ................................................   $  28.1
       State and local ........................................       --
                                                                  -------
                                                                     28.1
    Deferred
       Federal ................................................      (4.3)
       Foreign ................................................       (.8)
                                                                  -------
                                                                     (5.1)
                                                                  -------
    Provision for income taxes ................................   $  23.0
                                                                  =======


7.  RESTRICTED CASH

       At March 31, 1996, the Company had $65.1 million in restricted cash of which $15.0 million represented collateral for outstanding letters of credit and $7.0 million represented six months of interest on outstanding borrowings as required by the Holdings Facility. Assets held in trust as required by certain insurance policies totaled $43.1 million. Approximately $3.3 million of collateral for outstanding letters of credit at March 31, 1996, which will be released within twelve months, was classified as a current asset.


8.  PREFERRED STOCK

         The Company has the authority to issue 100,000,000 shares of preferred stock, $1.00 par value. The rights and preferences of shares of authorized but unissued preferred stock are established by the Company's Board of Directors at the time of issuance.

  a)     $9.75 CUMULATIVE CONVERTIBLE PREFERRED STOCK

           In 1987, the Company sold 3,000,000 shares of the $9.75 Preferred Stock. Since such time, the Company has entered into various agreements, most recently on June 8, 1995, with the sole holder of the $9.75 Preferred Stock pursuant to which, among other things, the Company has repurchased 500,000 shares and the parties have waived or amended various covenants, agreements and restrictions relating to such stock. At March 31, 1996, 625,000 shares of $9.75 Preferred Stock are outstanding, each receiving an annual cash dividend of $9.75. In addition, 187,500 of such shares (the "Conversion Waiver Shares") each receive an additional quarterly cash payment of $.25 ($.50 in certain circumstances). For the 12-month period commencing February 1, 1996, each share of the $9.75 Preferred Stock has a liquidation value of $100 ($62.5 million in the aggregate at March 31, 1996) plus accrued dividends. Since February 1, 1994, the stock has been subject to mandatory redemption at the rate of 625,000 shares per year. Effective February 1, 1996 the Company redeemed 625,000 shares as required for $62.5 million. The $9.75 Preferred Stock currently is neither convertible by the holder nor redeemable at the Company's option and has no associated registration rights. The $9.75 Preferred Stock entitles the holder to vote only on certain matters separately affecting such holder. In addition, pursuant to the June 8, 1995 agreement, the holder of the $9.75 Preferred

       Stock waived previously granted rights to approve certain "self-dealing" transactions and certain financial covenants pertaining to the Company, and the Company waived its right of first offer with respect to the transfer of the $9.75 Preferred Stock and certain transfer restrictions on such stock.

  b)     $4.00 CUMULATIVE CONVERTIBLE PREFERRED STOCK

           Each outstanding share of $4.00 Preferred Stock is entitled to one vote, is convertible at any time into shares of the Company's Common Stock (2.29751 shares at March 31, 1996), is entitled to receive annual cash dividends of $4.00 per share, is callable at and has a liquidation value of $50.00 per share ($217.8 million in the aggregate at March 31, 1996) plus accrued but unpaid dividends, if any.

  c)     $2.50 CUMULATIVE PREFERRED STOCK

           Each outstanding share of the $2.50 Preferred Stock is entitled to receive annual cash dividends of $2.50 per share, is redeemable after December 1, 1998 at and has a liquidation value of $25.00 per share ($87.5 million in the aggregate at March 31, 1996), plus accrued but unpaid dividends, if any.

           The holders of the $2.50 Preferred Stock are entitled to limited voting rights under certain conditions. In the event the Company is in arrears in the payment of six quarterly dividends, the holders of the $2.50 Preferred Stock have the right to elect two members to the Board of Directors until such time as the dividends in arrears are current and a provision is made for the current dividends due.


9.  COMMITMENTS AND CONTINGENCIES

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

         Many of the Company's United States operations are subject to requirements of the Safe Drinking Water Act, the Clean Water Act, the Clean Air Act (as amended in 1990), the Occupational Safety and Health Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and other federal, as well as state, laws. Such laws address, among other things, limits on the discharge of wastes associated with oil and gas operations, investigation and clean-up of hazardous substances, and workplace safety and health. In addition, these laws typically require compliance with associated regulations and permits and provide for the imposition of penalties for noncompliance. The Clean Air Act Amendments of 1990 may benefit the Company's business by increasing the demand for natural gas as a clean fuel. CERCLA imposes retroactive liability upon certain parties for the response costs associated with cleaning up old hazardous substance sites. CERCLA liability to the government is joint and several. CERCLA allows authorized trustees to seek recovery of natural resource damages from potentially responsible parties. CERCLA also grants the government the authority to require potentially responsible parties to implement interim remedies to abate an imminent and substantial endangerment to the environment.

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

         In addition, the Company agreed to indemnify Chemicals and Occidental for 50% of certain environmental costs incurred by Chemicals for which notice is given to the Company within 10 years after the Closing Date on projects involving remedial activities relating to chemical plant sites or other property used in the conduct of the business of Chemicals as of the Closing Date and for any period of time following the Closing Date, with the Company's aggregate exposure for this cost sharing being limited to $75 million. The total expended by the Company under this cost sharing arrangement was about $40 million as of March 31, 1996. Occidental Chemical Corporation ("OxyChem"), a subsidiary of Occidental, and Henkel Corporation ("Henkel"), an assignee of certain of Occidental's rights and obligations, have filed a declaratory judgment action in Texas state court with respect to the Company's agreement in this regard (see "Legal Proceedings" below).

         In connection with the spin-off of Diamond Shamrock R&M, Inc., now known as Diamond Shamrock, Inc. ("DSI"), in 1987, the Company and DSI agreed to share the costs of losses (other than product liability) relating to businesses disposed of prior to the spin-off, including Chemicals. Pursuant to this cost-sharing agreement, the Company bore the first $75 million of such costs and DSI bore the next $37.5 million. Under the arrangement, such ongoing costs are now borne one-third by DSI and two-thirds by the Company. This arrangement will continue until DSI has borne an additional $47.5 million, following which such costs will be borne solely by the Company. As of March 31, 1996, DSI's remaining responsibility is approximately $6 million and is included in accounts receivable in the accompanying balance sheet.

         For the three months ended March 31, 1996, the Company's total expenditures for environmental compliance for disposed of businesses, including Chemicals, were approximately $2 million, $1 million of which was recovered from DSI under the above described cost-sharing agreement. Those expenditures are projected to be approximately $23 million for the full year 1996 after recovery from DSI under such agreement.

         At March 31, 1996, reserves for the environmental contingencies discussed herein totaled $117 million. Management believes it has adequately reserved for all environmental contingencies which are probable and can be reasonably estimated; however, changes in circumstances could result in changes, including additions, to such reserves in the future.

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

         Studies have indicated that sediments of the Newark Bay watershed, including the Passaic River adjacent to the plant, are contaminated with hazardous chemicals from many sources. Studies performed by the Company and others suggest that contaminants historically discharged by the Newark plant are buried under several feet of more recent sediment deposits and are not moving. The Company, on behalf of Occidental, negotiated an agreement with the EPA under which the Company is conducting further testing and studies to characterize contaminated sediment in a six-mile portion of the Passaic River near the plant site. The Company currently expects such testing and studies to be completed in 1999 and cost from $4 million to $6 million after December 31, 1995. The Company has reserved its estimate of the remaining costs to be incurred in performing these studies. The Company has been conducting similar studies under its own auspices for several years. Until these studies are completed and evaluated, the Company cannot reasonably forecast what regulatory program, if any, will be proposed for the Passaic River or the Newark Bay watershed and therefore cannot estimate what additional costs, if any, will be required to be incurred.

         Hudson County, New Jersey. Until 1972, Chemicals operated a chromium ore processing plant at Kearny, New Jersey. According to the DEP, wastes from these ore processing operations were used as fill material at a number of sites in Hudson County.

         As a result of negotiations between the Company (on behalf of Occidental) and the DEP, Occidental signed an administrative consent order with the DEP in 1990 for investigation and remediation work at certain chromite ore residue sites in Kearny and Secaucus, New Jersey. The work is being performed by the Company on behalf of Occidental, and the Company is funding Occidental's share of the cost of investigation and remediation of these sites and is currently providing financial assurance for performance of the work in the form of a self-guarantee in the amount of $20 million subject to the Company's continuing ability to satisfy certain financial tests specified by the State. This financial assurance may be reduced with the approval of the DEP following any annual cost review. While the Company has participated in the cost of studies and is implementing interim remedial actions and conducting remedial investigations and feasibility studies, the ultimate cost of remediation is uncertain. The Company anticipates submitting its investigation and feasibility reports to the DEP in late 1996 or 1997. The results of the DEP's review of these reports could impact the cost of any further remediation that may be required. The Company has reserved its best estimate of the remaining cost to perform the investigations and remedial work as being $50 million. In addition, the DEP has indicated that it expects Occidental and the Company to participate with the other chromium manufacturers in the funding of certain remedial activities with respect to a number of so-called "orphan" chrome sites located in Hudson County, New Jersey. Occidental and the Company have declined participation as to those sites for which there is no evidence of the presence of residue generated by Chemicals. The Governor of New Jersey issued an Executive Order requiring state agencies to provide specific justification for any state requirements more stringent than federal requirements. The DEP has indicated that it may be revising its soil action level upwards towards the higher soil screening levels proposed by the EPA in 1994.

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

         Other Former Plant Sites. Environmental remediation programs are in place at all other former plant sites where material remediation is required in the opinion of the Company. Former plant sites where remediation has been completed are being maintained and monitored to insure continued compliance with applicable laws and regulatory programs. The Company has reserved for its estimated costs related to these sites, none of which are individually material.

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

         It is the Company's position that costs attributable to the Ashtabula plant fall under the Company's above- described cost sharing arrangement with Occidental under which the Company bears one-half of certain costs up to an aggregate dollar cap. Occidental, however, has contended that it is entitled to full indemnification from the Company for such costs, and the outcome of this dispute cannot be predicted. The Company has reserved its estimate of its share of potential cleanup costs based on the assumption that this site falls under the Occidental cost sharing arrangement.

         2. French Limited Disposal Site; Crosby, Texas. The PRPs, including Chemicals (represented by the Company), entered into a consent decree and a related trust agreement with the EPA with respect to this disposal site. The consent decree was entered by the federal court as a settlement of the EPA's claim for remedial action. Chemical's share of the cost to complete remediation at this site is expected to be approximately $500,000 and such amount is fully accrued.

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

         Legal Proceedings. In November 1995, OxyChem filed suit in Texas state court seeking a declaration of certain of the parties' rights and obligations under the sales agreement pursuant to which the Company sold Chemicals to Occidental. Henkel joined in said lawsuit as a plaintiff in January 1996. Specifically, OxyChem and Henkel are seeking a declaration that the Company is required to indemnify them for 50% of certain environmental costs incurred on projects involving remedial activities relating to chemical plant sites or other property used in connection with the business of Chemicals on the Closing Date which relate to, result from or arise out of conditions, events or circumstances discovered by OxyChem or Henkel and as to which the Company is provided written notice by OxyChem or Henkel prior to the expiration of ten years following the

Closing Date, irrespective of when OxyChem or Henkel incurs and gives notice of such costs, subject to an aggregate $75 million cap. On April 17, 1996, the court denied the Company's motion for summary judgment and granted OxyChem's and Henkel's joint motion for summary judgment, thereby granting OxyChem and Henkel the declaration they sought. The Company believes the court's orders are erroneous and intends to appeal.

         The Company has established reserves based on its 50% share of remaining costs expected to be paid or incurred by OxyChem and Henkel prior to September 4, 1996, the tenth anniversary of the Closing Date. As of March 31, 1996, the Company had paid OxyChem and Henkel a total of approximately $40 million against the $75 million cap and, based on OxyChem's and Henkel's historical annual expenditures, had approximately $6 million reserved. The Company cannot predict with any certainty what portion of the approximately $29 million unreserved portion of the $35 million amount remaining at March 31, 1996, OxyChem and Henkel may incur; however, OxyChem and Henkel have asserted in court that the entire amount will be spent. In the event that the Company does not prevail in an appeal, it could be required to pay up to approximately $29 million in additional costs which have not been reserved related to this indemnification.

         The Company has established reserves for legal contingencies in situations where a loss is probable and can be reasonably estimated.

         In Ecuador, pipeline capacity available to the Company is sufficient to transport only about 60% of the oil the Company expects to be able to produce daily, and none of the various projects to increase transportation capacity that have been considered has been approved by the government of Ecuador. In addition, the Company is involved in a number of contract, auditing and certification disputes with various government entities.
Together, the lack of pipeline capacity and the various disputes with government entities are retarding the Company's ability to proceed with the economic development of Block 16. Although the Company can give no assurances concerning the outcome of these discussions, progress has recently been made on several important issues. However, the Company intends to reduce program spending in Ecuador in 1996 to $19 million from $32 million in 1995.

         The Company has entered into various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. Such contractual, financial and/or performance commitments are not material.

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

                           MAXUS ENERGY CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                              FIRST QUARTER 1996


MERGER
On June 8, 1995, YPF Sociedad Anonima ("YPF"), an Argentine sociedad anonima, completed its acquisition of all of the shares of common stock ("Common Stock") of Maxus Energy Corporation (the "Company" or "Maxus") through a merger (the "Merger") of Maxus with a YPF subsidiary. The Merger was the consummation of transactions contemplated by a tender offer which was commenced by YPF on March 6, 1995 for all outstanding shares of Common Stock of the Company at $5.50 per share. As of the date hereof, the Company's preferred stock, consisting of the $4.00 Cumulative Convertible Preferred Stock, $2.50 Cumulative Preferred Stock and $9.75 Cumulative Convertible Preferred Stock, remains outstanding. YPF, owner of all of the Common Stock, holds approximately 96.9% of the Company's voting stock.

Effective April 1, 1995, the Company used the purchase method of accounting to record the acquisition of the Company by YPF. In a purchase method combination, the purchase price is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. As a result, the assets and liabilities of the Company were revalued to reflect the approximate $762 million cash purchase price paid by YPF to acquire the Company. The Company's oil and gas properties were assigned carrying amounts based on their relative fair market values. Because of these purchase adjustments, the financial statements for periods subsequent to April 1, 1995 reflect the effects of Merger-related transactions. Periods prior to April 1, 1995 are on a pre-Merger basis and, therefore, not comparative.

RESULTS OF OPERATIONS - FIRST QUARTER 1996 VS. FOURTH QUARTER 1995
The following table presents the post-Merger first quarter 1996 and fourth quarter 1995 operating results:


- --------------------------------------------------------------------------------
                                                           FIRST        FOURTH
                                                          QUARTER      QUARTER
*AMOUNTS IN MILLIONS                                        1996         1995
- --------------------------------------------------------------------------------
Net Worldwide Crude Oil Sales (mbpd)                         65            73
Average Worldwide Crude Oil Price (per bbl)              $17.75        $15.97

U.S. Natural Gas Sales (mmcfpd)                             179           173
Average U.S. Gas Price (per mcf)                          $1.82         $1.64

Northwest Java Gas Sales (mmcfpd)                            63            69
Average Northwest Java Gas Price (per mcf)                $2.64         $2.65

U.S. Natural Gas Liquids (mbpd)                              19            19
Average U.S. Natural Gas Liquids Price (per bbl)         $12.47        $10.74

*Sales Revenues                                            $174          $171
*Costs and Expenses                                         158           189
*Net Loss                                                    (1)          (23)
*Net Loss after Preferred Dividends                         (10)          (32)
Net Loss per Common Share                                  (.07)         (.24)
- --------------------------------------------------------------------------------

         GUIDE TO ABBREVIATIONS
         ----------------------
         mbpd-thousand barrels per day
         bbl-barrel
         mmcfpd-million cubic feet per day
         mcf- thousand cubic feet

The Company reported a first quarter 1996 net loss of $1 million or, after dividends on preferred stock, a loss attributable to Common Stock of $10 million or 7 cents per share. This compares to a fourth quarter 1995 net loss of $23 million or, after dividends on preferred stock, a loss attributable to Common Stock of $32 million or 24 cents per share.

Sales and Operating Revenues. Sales and operating revenues of $174 million in the first quarter of 1996 increased $3 million from the fourth quarter of 1995, primarily due to higher crude oil sales volumes in Bolivia and higher average U.S. natural gas sales prices partially offset by a decline in crude oil sales volumes in Indonesia and Ecuador.

Net worldwide crude oil sales volumes declined to 65 mbpd in the first quarter of 1996 from 73 mbpd in the fourth quarter 1995. Crude oil sales volumes in Southeast Sumatra and Northwest Java were down 9 mbpd and 3 mbpd, respectively, from the fourth quarter of 1995 due to lower entitlements, resulting from higher prices and lower cost recovery. Additionally, Ecuador crude sales volumes were 6 mbpd lower due to the recognition of cumulative year-to-date production from the southern Amo field in the fourth quarter 1995. Partially offsetting these declines, crude sales volumes for Bolivia increased 10 mbpd from the previous quarter due primarily to the sale of approximately nine months of inventory to the Bolivian government. Maxus' worldwide average crude oil sales price rose significantly from $15.97 per barrel in the fourth quarter of 1995 to $17.75 per barrel in the first quarter of 1996.

U.S. natural gas sales volumes of 179 mmcfpd were 6 mmcfpd higher than the previous quarter due to increased volumes of purchased gas. The average natural gas sales price increased from $1.64 per mcf in the fourth quarter of 1995 to $1.82 per mcf in the first quarter of 1996.

Northwest Java natural gas sales volumes of 63 mmcfpd were 6 mmcfpd lower than fourth quarter 1995, primarily due to pipeline construction during the first quarter 1996. Gas prices remained relatively flat compared to the fourth quarter of 1995.

Natural gas liquids sales volumes in the United States were relatively flat in the first quarter of 1996 compared to the fourth quarter of 1995. The average sales price for U.S. natural gas liquids in the first quarter was $12.47 per barrel, an increase of $1.73 per barrel from the fourth quarter of 1995.

Costs and Expenses. Exploration expenses (including exploratory dry holes) of $8 million in the first quarter of 1996 were $16 million lower than in the previous quarter. Geological and geophysical expenses were $3 million lower in Southeast Sumatra due to performance of a significant 3-D seismic project in fourth quarter 1995 and exploration expenses in other foreign areas were $4 million lower. Additionally, the fourth quarter 1995 included $6 million of dry hole expense stemming from two exploratory wells in China which fulfilled an exploration commitment.

Depreciation expense of $41 million in the first quarter of 1996 was $10 million lower than the fourth quarter of 1995 primarily due to lower production volumes in Northwest Java and Ecuador.

Income tax expense increased $22 million in first quarter 1996 as compared to fourth quarter 1995 due to increased revenues in Bolivia and higher deferred taxes resulting from higher planned intangible spending in Northwest Java. Additionally, the fourth quarter 1995 tax expense included the impact of a favorable tax audit settlement.

RESULTS OF OPERATIONS - FIRST QUARTER 1995

Maxus reported a net loss of $57 million for the first quarter of 1995 or, after preferred dividends, a loss of 49 cents per common share. The first quarter 1995 results reflect $42 million of pre-Merger costs associated with the YPF Merger. Such costs included expenses associated with financial consulting and legal services, severance payments pursuant to change of control agreements and payments for surrender of stock options and restricted stock.

Sales and Operating Revenues. Sales and operating revenues for the first quarter of 1995 were $143 million. Net worldwide crude oil production was 60 mbpd in the first quarter of 1995 and the average worldwide crude oil sales price received was $16.94 per barrel.

U.S. natural gas sales for the first quarter of 1995 were 167 mmcfpd. The average natural gas sales price received in the U.S. was $1.45 per mcf for the first quarter. Northwest Java gas sales were 40 mmcfpd in the first quarter 1995 and the average natural gas sales price was $2.65 per mcf.

Natural gas liquids sales in the U.S. for the first quarter 1995 were 18 mbpd. The average sales price received for U.S. natural gas liquids in the first quarter of 1995 was $10.38 per barrel.

FINANCIAL CONDITION
The Company's net cash provided by operating activities was $26 million in the first quarter of 1996. Net cash provided by operating activities of $37 million before working capital changes was reduced by working capital requirements of $11 million. Additional working capital was required due to increased receivables of $6 million, primarily in Bolivia and Ecuador, coupled with declines in accounts payable, accrued liabilities and taxes payable. Partially offsetting this increase in working capital requirements was a $4 million decrease in inventories.

The Company began the year with $38 million of cash and cash equivalents. During the first three months, Maxus received an aggregate $64 million capital contribution from YPF pursuant to the terms of the Keepwell Covenant, released $15 million of restricted cash backing trade letters of credit and generated $26 million from operating activities. The Company used $41 million of cash to fund capital expenditures, $9 million to pay preferred dividends, $2 million to redeem shares of Common Stock converted into the right to receive $5.50 per share upon the Merger and $63 million to fund the mandatory redemption of 625,000 shares of $9.75 Preferred Stock in February 1996. At March 31, 1996, Company's cash and cash equivalents balance was $23 million.

In management's opinion, cash on hand and cash from operations will be inadequate to fund the remaining 1996 program spending budget, service debt and pay preferred stock dividends and trade obligations. As stated above, during the first quarter of 1996, YPF made capital contributions to the Company in the aggregate amount of $64 million pursuant to the terms of the Keepwell Covenant. It is anticipated that YPF could be required to make capital contributions in 1996 totaling approximately $200 million to $250 million to fund the Company's obligations. Actual capital contributions made by YPF could vary significantly depending on, among other circumstances, oil and gas prices and program spending commitments. All such capital contributions will be credited to YPF's obligations under the Keepwell Covenant and will entitle YPF to shares of Common Stock.

The Company's exposure to foreign currency fluctuations is minimal as substantially all of the Company's material foreign contracts are denominated in U.S. dollars.

The Company's only derivative financial instruments are crude oil and natural gas price swap agreements and futures contracts, which are not used for trading purposes.

See Note Nine to the Financial Statements for information regarding certain environmental commitments and contingencies.

LEGAL PROCEEDINGS
In November 1995, Occidental Chemical Corporation ("OxyChem"), a subsidiary of Occidental Petroleum Corporation ("Occidental"), filed suit in Texas state court seeking a declaration of certain of the parties' rights and obligations under a sales agreement pursuant to which the Company sold Diamond Shamrock Chemicals Company ("Chemicals") to Occidental on September 4, 1986 (the "Closing Date"). Henkel Corporation ("Henkel"), an assignee of certain of Occidental's rights and obligations, joined in said lawsuit as a plaintiff in January 1996. Specifically, OxyChem and Henkel are seeking a declaration that the

Company is required to indemnify them for 50% of certain environmental costs incurred on projects involving remedial activities relating to chemical plant sites or other property used in connection with the business of Chemicals on the Closing Date which relate to, result from or arise out of conditions, events or circumstances discovered by OxyChem or Henkel and as to which the Company is provided written notice by OxyChem or Henkel prior to the expiration of ten years following the Closing Date, irrespective of when OxyChem or Henkel incurs and gives notice of such costs, subject to an aggregate $75 million cap. On April 17, 1996, the court denied the Company's motion for summary judgment and granted OxyChem's and Henkel's joint motion for summary judgment, thereby granting OxyChem and Henkel the declaration they sought. The Company believes the court's orders are erroneous and intends to appeal.

The Company has established reserves based on its 50% share of remaining costs expected to be paid or incurred by OxyChem and Henkel prior to September 4, 1996, the tenth anniversary of the Closing Date. As of March 31, 1996, the Company had paid OxyChem and Henkel a total of approximately $40 million against the $75 million cap and, based on OxyChem's and Henkel's historical annual expenditures, had approximately $6 million reserved. The Company cannot predict with any certainty what portion of the approximately $29 million unreserved portion of the $35 million amount remaining at March 31, 1996, OxyChem and Henkel may incur; however, OxyChem and Henkel have asserted in court that the entire amount will be spent. In the event that the Company does not prevail in an appeal, it could be required to pay up to approximately $29 million in additional costs which have not been reserved related to this indemnification.

The Company has established reserves for legal contingencies in situations where a loss is probable and can be reasonably estimated.

FUTURE OUTLOOK
In addition to maintaining and developing its core and emerging areas, it is expected that during 1996 the Company will acquire or assume responsibility for certain YPF exploration interests in South America (outside Argentina) and the United States Gulf of Mexico. The Company will continue to focus on maximizing the value of its core producing assets and seek new investment opportunities in associated ventures.

Maxus currently projects total program spending (capital expenditures plus exploration expenses) for 1996 to be approximately $249 million, compared to $231 million in 1995. Indonesia will receive $79 million, Midgard (U.S.) $72 million, South America $62 million and exploration interests outside Argentina acquired or assumed from YPF $25 million. The remaining $11 million will be allocated to domestic and overseas new ventures. Funding for the 1996 spending program is expected to be provided through cash and cash equivalents on hand at the beginning of the year, cash from operations and capital contributions from YPF as necessary. In addition to the 1996 program, Maxus has financial and/or performance commitments for exploration and development activities in 1997 and beyond, none of which are material except for the recently acquired Guarapiche block in Venezuela discussed below.

In January 1996, the Company and its partners were successful in acquiring the highly prospective Guarapiche block in Venezuela's first auction awards for equity production in over 20 years. Guarapiche is located on the same trend as the five billion barrel El Furrial field in northeastern Venezuela. During the second quarter of 1996, the Company, together with its partners, will pay $109 million (approximately $27 million net to the Company) to the Venezuelan government for rights to explore the Guarapiche block. BP Exploration Orinoco Limited is the operator with a 37.5% working interest while Amoco Production Company and the Company hold 37.5% and 25% working interests, respectively. The Company's net exploration commitment is anticipated to total approximately $15 million over the next five years.

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

In Ecuador, pipeline capacity available to the Company is sufficient to transport only about 60% of the oil the Company expects to be able to produce daily, and none of the various projects to increase transportation capacity that have been considered has been approved by the government of Ecuador. In addition, the Company is involved in a number of contract, auditing and certification disputes with various government entities. Together, the lack of pipeline capacity and the various disputes with government entities are retarding the Company's ability to proceed with the economic development of Block 16. Although the Company can give no assurances concerning the outcome of these discussions, progress has recently been made on several important issues. However, the Company intends to reduce program spending in Ecuador in 1996 to $19 million from $32 million in 1995.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

              The information required by this Item is disclosed in Note 9. "Commitments and Contingencies" contained in the financial information provided in Part I of this report, and such information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.


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

                                        MAXUS ENERGY CORPORATION


                                        By: /s/ W. Mark Miller
                                            -----------------------------------
                                            W. Mark Miller, Executive Vice
                                            President, on behalf of the
                                            registrant and as its principal
                                            financial officer
May 10, 1996

                                 Exhibit Index



Exhibit Title                                                     Exhibit No.
- -------------                                                     -----------

Letter of Arthur Andersen LLP regarding unaudited interim
    financial Statements                                              15.1

Financial Data Schedule                                               27.1