Form 10-Q
period 1996-06-30
MAXUS ENERGY CORP /DE/
filed 1996-08-08
CIK 724176

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ________________


                                   FORM 10-Q
(Mark One)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending June 30, 1996

                                      OR

     [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

YES [X]           NO [_]


     Shares of Common Stock outstanding at August 7, 1996:   135,609,772

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     We have reviewed the accompanying consolidated balance sheet of Maxus Energy Corporation (a Delaware corporation) as of June 30, 1996 and 1995, and the related consolidated statements of operations and cash flows for the six-month period ended June 30, 1996 and the three-month period ended June 30, 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

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


                                                         /s/ ARTHUR ANDERSEN LLP

                                                             ARTHUR ANDERSEN LLP

Dallas, Texas
July 24, 1996

                           MAXUS ENERGY CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                        (in millions, except per share)

                                                       1996                                   1995
                                          ------------------------------          ------------------------------
                                          THREE MONTHS        SIX MONTHS          THREE MONTHS      THREE MONTHS
                                              ENDED             ENDED                ENDED              ENDED
                                             JUNE 30,          JUNE 30,             JUNE 30,          MARCH 31,
                                          -------------     ------------          -------------     ------------
                                           (Unaudited)       (Unaudited)           (Unaudited)
REVENUES
   Sales and operating revenues               $172.1             $346.1               $150.7             $142.5
   Other revenues, net                           5.4               11.6                  6.2                9.6
                                          -----------        -----------          -----------        -----------
                                               177.5              357.7                156.9              152.1

COSTS AND EXPENSES
   Operating expenses                           51.6              102.4                 58.0               64.6
   Gas purchase costs                           18.5               36.5                 13.2               12.7
   Exploration, including exploratory            6.1               14.0                 16.8                8.9
    dry holes
   Depreciation, depletion and                  43.4               84.1                 45.2               29.9
    amortization
   General and administrative expenses           2.5                5.3                  4.4                4.2
   Taxes other than income taxes                 3.2                6.6                  2.8                3.1
   Interest and debt expenses                   34.0               68.1                 34.7               24.1
   Pre-merger costs                              -                  -                    -                 42.4
                                          -----------        -----------          -----------        -----------
                                               159.3              317.0                175.1              189.9
                                          -----------        -----------          -----------        -----------


INCOME (LOSS) BEFORE INCOME TAXES               18.2               40.7                (18.2)             (37.8)
       INCOME TAXES                             20.9               43.9                  4.8               19.1
                                          -----------        -----------          -----------        -----------
NET LOSS                                      $ (2.7)            $ (3.2)              $(23.0)             (56.9)
                                          ===========        ===========          ===========

   DIVIDEND REQUIREMENT ON PREFERRED STOCK                                                                 (9.6)
                                                                                                     -----------

NET LOSS APPLICABLE TO COMMON SHARES                                                                     $(66.5)
                                                                                                     ===========

NET LOSS PER COMMON SHARE                                                                                $(0.49)
                                                                                                     ===========

AVERAGE COMMON SHARES OUTSTANDING                                                                         135.5


                See Notes to Consolidated Financial Statements.

                          MAXUS ENERGY CORPORATION
                         CONSOLIDATED BALANCE SHEET
                        (in millions, except shares)


                                                                      JUNE 30,           DECEMBER 31,
                                                                        1996                1995
                                                                    -------------       ------------
                    ASSETS                                           (Unaudited)
Current Assets
 Cash and cash equivalents                                             $    45.0          $    38.3
 Receivables, less doubtful receivables                                    134.4              141.8
 Inventories                                                                29.6               40.8
 Restricted cash                                                              -                19.0
 Prepaids and other current assets                                          23.1               26.5
 Net assets held for sale                                                  265.2                 -
                                                                    -------------       ------------
  TOTAL CURRENT ASSETS                                                     497.3              266.4

Properties and Equipment, less accumulated
   depreciation, depletion and amortization                              2,041.4            2,363.6
Investments and Long-Term Receivables                                        8.4                7.1
Restricted Cash                                                             53.5               61.4
Deferred Charges                                                            19.1               18.3
                                                                    -------------       ------------
                                                                       $ 2,619.7          $ 2,716.8
                                                                    =============       ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Long-term debt                                                        $    51.6          $    34.3
 Accounts payable                                                           45.9               59.0
 Taxes payable                                                              37.8               39.7
 Accrued liabilities                                                       137.8              173.4
                                                                    -------------       ------------
TOTAL CURRENT LIABILITIES                                                  273.1              306.4

Long-Term Debt                                                           1,211.4            1,261.2
Cash Advance from Parent Against Purchase Price                            101.0                 -
Deferred Income Taxes                                                      472.0              551.2
Other Liabilities and Deferred Credits                                     214.1              233.0
$9.75 Redeemable Preferred Stock, $1.00 par value
    Authorized and issued shares--625,000 and 1,250,000                     62.5              125.0
Stockholders' Equity
     $2.50 Preferred Stock, $1.00 par value
        Authorized shares--5,000,000
        Issued shares--3,500,000                                            62.2               66.5
     $4.00 Preferred Stock, $1.00 par value
        Authorized shares--5,915,017
        Issued shares--4,356,658                                             4.4               11.7
     Common Stock, $1.00 par value
        Authorized shares--300,000,000
        Issued Shares--135,609,772                                         135.6              135.6
     Capital Contributions from Parent                                      64.0                  -
     Paid-in capital                                                       100.2              105.8
     Accumulated deficit                                                   (76.9)             (73.7)
     Minimum pension liability                                              (3.9)              (5.9)
                                                                    -------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                 285.6              240.0
                                                                    -------------       ------------
                                                                       $ 2,619.7          $ 2,716.8
                                                                    =============       ============

                      See Commitments and Contingencies.

                See Notes to Consolidated Financial Statements.

 The Company uses the successful efforts method to account for its oil and gas producing activities.

                           MAXUS ENERGY CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in millions)


                                                                         -----------------  -----------------  -----------------
                                                                            SIX MONTHS        THREE MONTHS       THREE MONTHS
                                                                          ENDED JUNE 30,     ENDED JUNE 30,     ENDED MARCH 31,
                                                                               1996               1995               1995
                                                                         -----------------  -----------------  -----------------
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                          $ (3.2)            $(23.0)             $(56.9)
 Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
   Depreciation, depletion and amortization                                          84.1               45.2                29.9
   Dry hole costs                                                                     1.1                6.8                 1.0
   Deferred income taxes                                                             (6.2)             (15.2)                0.4
   Net gain on sale of assets and sale/maturity of investments                          -               (0.3)               (1.7)
   Postretirement benefits                                                            1.7                1.0                 1.4
   Pre-merger costs                                                                     -                  -                42.4
   Accretion of discount                                                              4.3                1.7                   -
   Other                                                                             (2.0)                 -                 1.3
   Changes in components of working capital:
   Receivables                                                                       (8.9)               6.7                23.8
   Inventories, prepaids and other current assets                                     0.9               (6.7)               (1.4)
   Accounts payable                                                                  (9.4)              (7.4)              (15.1)
   Accrued liabilities                                                              (17.7)             (37.7)               26.3
   Taxes payable/receivable                                                          (2.1)              24.4                10.1
                                                                         -----------------  -----------------   -----------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              42.6               (4.5)               61.5
                                                                         -----------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for properties and
   equipment--including dry hole costs                                              (91.5)             (39.3)              (53.6)
 Cash advance from parent against purchase price                                    101.0                  -                   -
 Proceeds from sale of assets                                                         0.2                0.6                 2.1
 Proceeds from sale/maturity of short-term investments                                  -               55.9                63.4
 Purchases of short-term investments                                                    -                  -               (24.6)
 Restricted cash                                                                     26.9               10.6                12.2
 Other                                                                              (16.7)             (10.8)                9.8
                                                                         -----------------  -----------------   -----------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                                        19.9               17.0                 9.3
                                                                         -----------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Interest rate swap                                                                     -                4.5                 3.4
 Proceeds from issuance of short-term debt                                                              17.2                   -
 Repayment of short-term debt                                                       (34.4)             (17.7)                  -
 Net proceeds from issuance of long-term debt                                           -              833.9                   -
 Repayment of long-term debt                                                            -             (425.1)                  -
 Cash advance from parent                                                               -                1.9                   -
 Repayment of loan from parent                                                       (2.5)                 -                   -
 Acquisition of common stock                                                         (3.2)            (726.1)                  -
 Capital contribution from parent                                                    64.0              250.5                   -
 Stock rights redemption                                                                -                  -               (13.6)
 Redemption of Preferred Stock                                                      (62.5)                 -                   -
 Dividends paid                                                                     (17.2)              (9.6)               (9.6)
                                                                         -----------------  -----------------   -----------------
    NET CASH USED IN FINANCING ACTIVITIES                                           (55.8)             (70.5)              (19.8)
                                                                         -----------------  -----------------   -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  6.7              (58.0)               51.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     38.3               91.6                40.6
                                                                         -----------------  -----------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 45.0             $ 33.6              $ 91.6
                                                                         =================  =================   =================

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

          The Company capitalizes the interest cost associated with major property additions and mineral development projects while in progress. Such amounts are amortized applying the same depreciation method over the same useful lives as that used for the related assets.

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

         Earnings per Share

          Earnings per share are presented for pre-Merger periods only as subsequent to the Merger such amounts are not meaningful. Primary earnings per share were based on the weighted average number of shares of common stock and common stock equivalents outstanding, unless the inclusion of common stock equivalents had an antidilutive effect on earnings per share. Fully diluted earnings per share were not presented due to the antidilutive effect of including all potentially dilutive common stock equivalents.

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

         Take-or-Pay Obligations

          The Company records payments received for take-or-pay obligations for unpurchased contract volumes as deferred revenue, which is included in Other Liabilities in the consolidated balance sheet. The deferred revenue is recognized in the income statement as quantities are delivered which fulfill the take-or-pay obligation. At June 30, 1996, the Company had $12.5 million in deferred revenue as a result of a take-or-pay payment received related to its Indonesian operations.


2.   MERGER

          On June 8, 1995, a special meeting of the stockholders of the Company was held to approve the Agreement of Merger ("Merger Agreement") dated February 28, 1995, between the Company, YPF Acquisition Corp. (the "Purchaser") and YPF. The holders of the Company's common stock, $1.00 par value per share (the "Shares" or "Common Stock"), and $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock" and, together with the Shares, the "Voting Shares"), approved the Merger Agreement, and the Purchaser was merged into the Company (the "Merger") on June 8, 1995 (the "Merger Date").

          The Merger was the consummation of transactions contemplated by a tender offer (the "Offer") which was commenced on March 6, 1995 by the Purchaser for all the outstanding Shares at

     $5.50 per Share. Pursuant to the Offer, in April 1995 the Purchaser acquired 120,000,613 Shares representing approximately 88.5% of the then-outstanding Shares of the Company. As a result of the Merger, each outstanding Share (other than Shares held by the Purchaser, YPF or any of their subsidiaries or in the treasury of the Company, all of which were canceled in the second quarter of 1995, and Shares of holders who perfected their appraisal rights under Section 262 of the Delaware General Corporation Law) was converted into the right to receive $5.50 in cash, and YPF became the sole holder of all outstanding Shares. The Company's preferred stock, currently consisting of the $4.00 Preferred Stock, $2.50 Cumulative Convertible Preferred Stock (the "$2.50 Preferred Stock") and $9.75 Cumulative Preferred Stock (the "$9.75 Preferred Stock"), remains outstanding. YPF currently owns approximately 96.9% of the outstanding Voting Shares; however, the Company has called for the August 13, 1996 redemption of all of its outstanding shares of $4.00 Preferred Stock and following such redemption, if none of such shares are converted into shares of Common Stock prior to the redemption, YPF will own all of the Company's voting stock.

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


3.   KEEPWELL COVENANT

          Pursuant to the Merger Agreement, in the event the Company is unable to meet its obligations as they come due, whether at maturity or otherwise, including, solely for the purposes of this undertaking, dividend and redemption payments with respect to the $9.75 Preferred Stock, the $2.50 Preferred Stock and the $4.00 Preferred Stock, YPF has agreed to capitalize the Company in an amount necessary to permit the Company to meet such obligations; provided that YPF's aggregate obligation will be (i) limited to the amount of debt service obligations under the Purchaser Facility, the Midgard Facility and the Holdings Facility and (ii) reduced by the amount, if any, of capital contributions by YPF to the Company after the Merger Date and by the amount of the net proceeds of any sale by the Company of common stock or nonredeemable preferred stock after the Merger Date. The foregoing obligations of YPF (the "Keepwell Covenant") will survive until June 8, 2004. During the first six months of 1996, YPF made capital contributions to the Company in the aggregate amount of $64 million pursuant to the terms of the Keepwell Covenant. This amount represents the cumulative contribution received by Maxus from YPF pursuant to the terms of the Keepwell Covenant.


4.   ASSET ACQUISITION

          In January 1996, the Company and its partners were successful in acquiring the highly prospective Guarapiche block in Venezuela's first auction awards for equity production in over 20 years. Guarapiche is located on the same trend as the five billion barrel El Furrial field in northeastern Venezuela. In July 1996, the Company, together with its partners, paid $109 million ($27 million net to Maxus) to the Venezuelan government for rights to explore the Guarapiche block. BP Exploration Orinoco Limited is the operator with a 37.5% working interest, while Amoco Production Company and the Company hold the remaining 37.5% and 25%, respectively.

5.   ANALYSIS OF THE MAIN ACCOUNTS OF THE CONSOLIDATED FINANCIAL STATEMENTS

     Details regarding the significant accounts included in the accompanying financial statements are as follows:

     Consolidated Balance Sheet Accounts                            June 30,
     (in millions)                                                    1996
                                                                 -------------
     ASSETS

     A)  RECEIVABLES:

         Trade accounts receivables                                     $102.3
         Notes and other receivables                                      32.6
         Allowance for doubtful trade receivables                         (0.5)
                                                                 --------------
                                                                        $134.4
                                                                 ==============

     B)  PROPERTIES AND EQUIPMENT:

         Proved properties                                            $1,588.8
         Unproved properties                                             480.7
         Other                                                           174.6
                                                                 --------------
            Total Oil and Gas                                          2,244.1
         Corporate                                                        12.2
                                                                 --------------
                                                                       2,256.3
         Less--Accumulated depreciation,
          depletion and amortization                                    (214.9)
                                                                 --------------
                                                                      $2,041.4
                                                                 ==============

     C)  INVENTORIES:

         Warehouse/field yard inventory                               $   29.6
                                                                 ==============

     D)  DEFERRED CHARGES:

         Unamortized debt issuance costs                                                  $14.5
         Other                                                                              4.6
                                                                                  --------------
                                                                                          $19.1
                                                                                  ==============

     LIABILITIES

     E)  ACCRUED LIABILITIES:

         Environmental remediation                                                       $ 27.1
         Accrued interest                                                                  21.9
         Overlift liability                                                                12.2
         Merger accrual                                                                    15.4
         Misc. accrued liabilities for international
          operations                                                                       32.3
         Other                                                                             28.9
                                                                                  --------------
                                                                                         $137.8
                                                                                  ==============

                                       Interest
     F)  LONG-TERM DEBT:               --------
                                       Rates (%)       Maturity        Current     Noncurrent
                                       ---------       --------        -------     ----------
         8.5% Debentures                     8.50      1997-2008                       $   76.9
         9.375% Notes                        9.37         2003                            226.9
         9.5% Notes                          9.50         2003                             87.9
         9.875% Notes                        9.87         2002                            222.4
         11.25% Debentures                  11.25         2013                             14.4
         11.5% Debentures                   11.50      2001-2015                           94.8
         Medium-term notes             7.57-11.08      1996-2004           $14.1           96.4
         Holdings Facility                 8.3125      1997-2002            17.5          157.5
         Midgard Facility                  7.8125      1997-2003            20.0          230.0
         Advances from parent                                                               4.1
         Other                                                                              0.1
                                                                      -----------  -------------
                                                                           $51.6       $1,211.4
                                                                      ===========  =============

     G)  OTHER LIABILITIES AND DEFERRED CREDITS:

         Environmental remediation                                                       $ 82.2
         Long-term employee benefit costs                                                  59.1
         Litigation contingencies                                                          12.6
         Reserve for insurance losses                                                      18.8
         Take-or-pay payment                                                               12.5
         Other                                                                             28.9
                                                                                   ------------
                                                                                         $214.1
                                                                                   ============

6.   TAXES

     The Company reports income taxes in accordance with SFAS 109. The Company's provision for income taxes was comprised of the following:

                                                                                            Six Months Ended
                                                                                       June 30, 1996 (in millions)
                                                                                     -----------------------------
     Current
      Foreign.................................................................                    $50.1
      State and local.........................................................                       --
                                                                                                  -----
                                                                                                   50.1
     Deferred
      Federal.................................................................                     (7.1)
      Foreign.................................................................                       .9
                                                                                                  -----
                                                                                                   (6.2)
                                                                                                  -----
     Provision for income taxes...............................................                    $43.9
                                                                                                  =====

7.   RESTRICTED CASH

          At June 30, 1996, the Company had $53.5 million in restricted cash of which $10.3 million represented collateral for outstanding letters of credit. Assets held in trust as required by certain insurance policies totaled $43.2 million.


8.   PREFERRED STOCK

          The Company has the authority to issue 100,000,000 shares of preferred stock, $1.00 par value. The rights and preferences of shares of authorized but unissued preferred stock are established by the Company's Board of Directors at the time of issuance.

     A)  $9.75 CUMULATIVE CONVERTIBLE PREFERRED STOCK

          In 1987, the Company sold 3,000,000 shares of the $9.75 Preferred Stock. Since such time, the Company has entered into various agreements, most recently on June 8, 1995, with the sole holder of the $9.75 Preferred Stock pursuant to which, among other things, the Company has repurchased 500,000 shares and the parties have waived or amended various covenants, agreements and restrictions relating to such stock. At June 30, 1996, 625,000 shares of $9.75 Preferred Stock are outstanding, each receiving an annual cash dividend of $9.75. In addition, 187,500 of such shares (the "Conversion Waiver Shares") each receive an additional quarterly cash payment of $.25 ($.50 in certain circumstances). For the 12-month period commencing February 1, 1996, each share of the $9.75 Preferred Stock has a liquidation value of $100 ($62.5 million in the aggregate at June 30, 1996) plus accrued dividends. Since February 1, 1994, the stock has been subject to mandatory redemption at the rate of 625,000 shares per year. Effective February 1, 1996, the Company redeemed 625,000 shares as required for $62.5 million. The $9.75 Preferred Stock currently is neither convertible by the holder nor redeemable at the Company's option and has no associated registration rights. The $9.75 Preferred Stock entitles the holder to vote only on certain matters separately affecting such holder. In addition, pursuant to the June 8, 1995 agreement, the holder of the $9.75 Preferred Stock waived previously granted rights to approve certain "self-dealing" transactions and certain financial covenants pertaining to the Company, and the Company waived its right of first offer with respect to the transfer of the $9.75 Preferred Stock and certain transfer restrictions on such stock.

     B)  $4.00 CUMULATIVE CONVERTIBLE PREFERRED STOCK

          As part of the Company's proposed reorganization (see Note Ten), the Company has called for redemption and will redeem on August 13, 1996, all of its outstanding shares of $4.00 Preferred Stock at a price of $50 per share plus accrued and unpaid dividends (approximately $220.6 million in the aggregate). At any time prior to the redemption date, each outstanding share of $4.00 Preferred Stock is convertible into shares of the Company's Common Stock (2.29751 shares at June 30, 1996).

     C)  $2.50 CUMULATIVE PREFERRED STOCK

          Each outstanding share of the $2.50 Preferred Stock is entitled to receive annual cash dividends of $2.50 per share, is redeemable after December 1, 1998 at and has a liquidation value of $25.00 per share ($87.5 million in the aggregate at June 30, 1996), plus accrued but unpaid dividends, if any.

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

          In addition, the Company agreed to indemnify Chemicals and Occidental for 50% of certain environmental costs incurred by Chemicals for which notice is given to the Company within 10 years after the Closing Date on projects involving remedial activities relating to chemical plant sites or other property used in the conduct of the business of Chemicals as of the Closing Date and for any period of time following the Closing Date, with the Company's aggregate exposure for this cost sharing being limited to $75 million. The total expended by the Company under this cost sharing arrangement was about $40 million as of June 30, 1996. Occidental Chemical Corporation ("OxyChem"), a subsidiary of Occidental, and Henkel Corporation ("Henkel"), an assignee of certain of Occidental's rights and obligations, have filed a declaratory judgment action in Texas state court with respect to the Company's agreement in this regard (see "Legal Proceedings" below).

          In connection with the spin-off of Diamond Shamrock R&M, Inc., now known as Diamond Shamrock, Inc. ("DSI"), in 1987, the Company and DSI agreed to share the costs of losses (other than product liability) relating to businesses disposed of prior to the spin-off, including Chemicals. Pursuant to this cost-sharing agreement, the Company bore the first $75 million of such costs and DSI bore the next $37.5 million. Under the arrangement, such ongoing costs are now borne one-third by DSI and two-thirds by the Company. This arrangement will continue until DSI has borne an additional $47.5 million, following which such costs will be borne solely by the Company. As of June 30, 1996, DSI's remaining responsibility is approximately $4 million and is included in accounts receivable in the accompanying balance sheet.

          For the six months ended June 30, 1996, the Company's total expenditures for environmental compliance for disposed of businesses, including Chemicals, were approximately $9 million, $4 million of which was recovered from DSI under the above described cost-sharing agreement. Those expenditures are projected to be approximately $23 million for the full year 1996 after recovery from DSI under such agreement.

          At June 30, 1996, reserves for the environmental contingencies discussed herein totaled $109 million. Management believes it has adequately reserved for all environmental contingencies which are probable and can be reasonably estimated; however, changes in circumstances could result in changes, including additions, to such reserves in the future.

          The Company has announced its intention to transfer certain liabilities related to environmental matters to its subsidiary, Chemical Land Holdings, Inc. ("CLH"), and to transfer CLH to a subsidiary of YPF (see Note Ten). In connection with these transfers, which are expected to be effective as of August 1, 1996, CLH will assume (the "Assumption") the liabilities so transferred and YPF is expected to commit to contribute capital to CLH up to an amount that will enable CLH to satisfy its obligations under the Assumption based on the Company's reserves established in respect of the assumed liabilities as of July 31, 1996. YPF will not be obligated to, but may in its sole discretion, commit to contribute additional capital to CLH, and YPF is expected to contribute capital to CLH to enable CLH to meet its operating expenses. However, there is no assurance that YPF will commit to contribute any additional capital to CLH. The Company will be responsible for any obligations assumed by CLH in the event CLH does not perform or fulfill such obligations. Further, these transfers, the Assumption and YPF's agreement to contribute capital to CLH are subject to the satisfaction of certain conditions, and thus, there can be no assurance that such transactions will be effectuated. Assuming the transactions are effectuated, CLH will assume responsibility for, among other things, the environmental contingencies discussed herein and said declaratory judgment action filed by OxyChem and Henkel, and the Company intends to transfer to CLH its remaining rights to recover costs under said arrangement with DSI. The Assumption will be reflected on the Company's financial statements as a long-term account receivable due from YPF in the amount of the liabilities assumed by CLH with a corresponding increase to paid-in capital in such amount.

     The insurance companies that wrote Chemicals' and the Company's primary and excess insurance during the relevant periods have to date refused to provide coverage for most of Chemicals' or the Company's cost of the personal injury and property damage claims related to environmental claims, including remedial activities at chemical plant sites and disposal sites. In two actions filed in New Jersey state court, the Company has been conducting litigation against all of these insurers for declaratory judgments that it is entitled to coverage for certain of these claims. In 1989, the trial judge in one of the New Jersey actions ruled that there is no insurance coverage with respect to the claims related to the Newark plant (discussed below). The trial court's decision was upheld on appeal and that action is now ended. The other suit, which is pending, covers disputes with respect to insurance coverage related to certain other environmental matters. The Company has entered into settlement agreements with certain of the insurers in this second suit, the terms of which are required to be held confidential. The Company also is engaged in settlement discussions with other defendant insurers; however, there can be no assurance that such discussions will result in settlements with such other insurers.

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

     Studies have indicated that sediments of the Newark Bay watershed, including the Passaic River adjacent to the plant, are contaminated with hazardous chemicals from many sources. These studies suggest that the older and more contaminated sediments located adjacent to the Newark plant are buried under several feet of more recent sediment deposits. The Company, on behalf of Occidental, negotiated an agreement with the EPA under which the Company is conducting further testing and studies to characterize contaminated sediment in a six-mile portion of the Passaic River near the plant site. The stability of the sediments in the entire six-mile portion of the Passaic River study area is also being examined as a part of the Company's studies. The Company currently expects its testing and studies to be completed in 1999 and cost from $4 million to $6 million after December 31, 1995. The Company has reserved its estimate of the remaining costs to be incurred in performing these studies. The Company has been conducting similar studies under its own auspices for several years. Until these studies are completed and evaluated, the Company cannot reasonably forecast what regulatory program, if any, will be proposed for the Passaic River or the Newark Bay watershed and therefore cannot estimate what additional costs, if any, will be required to be incurred. However, it is possible that additional work, including interim remedial measures, may be ordered with respect to the Passaic River.

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

    Legal Proceedings. In November 1995, OxyChem filed suit in Texas state court seeking a declaration of certain of the parties' rights and obligations under the sales agreement pursuant to which the Company sold Chemicals to Occidental. Henkel joined in said lawsuit as a plaintiff in January 1996. Specifically, OxyChem and Henkel are seeking a declaration that the Company is required to indemnify them for 50% of certain environmental costs incurred on projects involving remedial activities relating to chemical plant sites or other property used in connection with the business of Chemicals on the Closing Date which relate to, result from or arise out of conditions, events or circumstances discovered by OxyChem or Henkel and as to which the Company is provided written notice by OxyChem or Henkel prior to the expiration of ten years following the Closing Date, irrespective of when OxyChem or Henkel incurs and gives notice of such costs, subject to an aggregate $75 million cap. The court denied the Company's motion for summary judgment and granted OxyChem's and Henkel's joint motion for summary judgment, thereby granting OxyChem and Henkel the declaration they sought. The Company believes the court's orders are erroneous and has appealed.

    The Company has established reserves based on its 50% share of remaining costs expected to be paid or incurred by OxyChem and Henkel prior to September 4, 1996, the tenth anniversary of the Closing Date. As of June 30, 1996, the Company had paid OxyChem and Henkel a total of approximately $40 million against the $75 million cap and, based on OxyChem's and Henkel's historical annual expenditures, had approximately $5 million reserved. The Company cannot predict with any certainty what portion of the approximately $30 million unreserved portion of the $35 million amount remaining at June 30, 1996, OxyChem and Henkel may incur; however, OxyChem and Henkel have asserted in court that the entire amount will be spent. In the event that the Company does not prevail in its appeal, it could be required to pay up to approximately $30 million in additional costs which have not been reserved related to this indemnification.

     The Company has established reserves for legal contingencies in situations where a loss is probable and can be reasonably estimated.

     In Ecuador, pipeline capacity available to the Company is sufficient to transport only about 80% of the oil the Company expects to be able to produce daily, and none of the various projects to increase transportation capacity that have been considered has been approved by the government of Ecuador. In addition, the Company is involved in a number of contract, auditing and certification disputes with various government entities. Together, the lack of pipeline capacity and the various disputes with government entities are retarding the Company's ability to proceed with the economic development of Block 16. Although the Company can give no assurances concerning the outcome of these discussions, progress has recently been made on several important issues.

However, the Company intends to reduce program spending in Ecuador in 1996 to approximately $20 million from $32 million in 1995.

     The Company has entered into various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. Such contractual, financial and/or performance commitments are not material.

     The Company's foreign petroleum exploration, development and production activities are subject to political and economic uncertainties, expropriation of property and cancellation or modification of contract rights, foreign exchange restrictions and other risks arising out of foreign governmental sovereignty over the areas in which the Company's operations are conducted, as well as risks of loss in some countries due to civil strife, acts of war, guerrilla activities and insurrection. Areas in which the Company has significant operations include the United States, Indonesia and Ecuador.

10.  SUBSEQUENT EVENTS - GENERAL REORGANIZATION

     On June 18, 1996, the Company announced a reorganization which includes the sale of three Maxus subsidiaries holding certain Bolivian and Venezuelan assets to YPF, the redemption of the outstanding shares of $4.00 Preferred Stock and the transfer to a YPF subsidiary of a Maxus subsidiary that will assume certain liabilities related to environmental matters.

     On July 1, 1996, Maxus International Energy Company ("Seller"), a wholly owned subsidiary of Maxus, sold all of the issued and outstanding shares of capital stock of its wholly owned subsidiary, YPF International Ltd. ("International"), a Cayman Islands corporation, to YPF ("Purchaser"), the owner of all the issued and outstanding shares of Common Stock of Maxus, pursuant to a Stock Purchase and Sale Agreement by and between Purchaser and Seller dated as of July 1, 1996. The sole assets of International are all of the issued and outstanding shares of capital stock of Maxus Bolivia, Inc. ("Maxus Bolivia"), Maxus Venezuela (C.I.) Ltd. ("Venezuela C.I.") and Maxus Venezuela S.A. ("Venezuela S.A."). The assets of Maxus Bolivia consist of all of the former assets and operations of Maxus in Bolivia, including the interests of Maxus in the Surubi Field and Secure and Caipipendi Blocks. The assets of Venezuela C.I. and Venezuela S.A. consist of all of the former assets and operations of Maxus in Venezuela, except those held through Maxus Guarapiche Ltd. ("Maxus Guarapiche"), including the interests of Maxus in the Quiriquire Unit. The net assets sold effective July 1, 1996 are included in net assets held for sale in Maxus' consolidated balance sheet as of June 30, 1996.

     The purchase price for the outstanding shares of capital stock of International was approximately $266.2 million which represents the carrying amount of International on the financial reporting books of Seller as of June 30, 1996. In the second quarter of 1996, Maxus had received a $101 million advance (the "Advance") against the purchase price from Purchaser. At closing, the remainder of the estimated purchase price, in the form of a promissory note payable by Purchaser to Seller in the principal amount of $165.2 million, which together with the Advance equalled Seller's estimate of such carrying amount, was delivered to Seller. Maxus intends to use the proceeds from this transaction for general corporate purposes, including the redemption of its $4.00 Preferred Stock.


     While not a part of the above-described sale transaction, Maxus has authorized Seller to transfer to Purchaser, or a designated subsidiary of Purchaser, all of the capital stock of Maxus Guarapiche for the higher of the fair market value thereof or the carrying value thereof on the consolidated books and accounts of Maxus. Maxus Guarapiche has a 25% interest in the Guarapiche Block, an exploration block, in Venezuela. It is expected that such transfer of Maxus Guarapiche will occur in the third quarter of 1996.

          Also as part of the general reorganization, on August 13, 1996 Maxus will redeem all of its outstanding shares of $4.00 Preferred Stock at a price of $50 per share plus accrued and unpaid dividends (approximately $220.6 million in the aggregate). The excess of the redemption price over the carrying value of the $4.00 Preferred Stock will result in an increase in the Company's accumulated deficit.

          As a further part of the reorganization, the Company will transfer certain liabilities related to environmental matters to its subsidiary, Chemical Land Holdings, Inc. ("CLH"), and will transfer CLH to a subsidiary of YPF. In connection with these transfers, which are expected to be effective as of August 1, 1996, CLH will assume (the "Assumption") the liabilities so transferred and YPF is expected to commit to contribute capital to CLH up to an amount that will enable CLH to satisfy its obligations under the Assumption based on the Company's reserves established in respect of the assumed liabilities as of July 31, 1996. YPF will not be obligated to, but may in its sole discretion, commit to contribute additional capital to CLH, and YPF is expected to contribute capital to CLH to enable CLH to meet its operating expenses. However, there is no assurance that YPF will commit to contribute any additional capital to CLH. The Company will be responsible for any obligations assumed by CLH in the event CLH does not perform or fulfill such obligations. Further, these transfers, the Assumption and YPF's agreement to contribute capital to CLH are subject to the satisfaction of certain conditions, and thus, there can be no assurance that such transactions will be effectuated. Assuming the transactions are effectuated, CLH will assume responsibility for, among other things, the environmental contingencies discussed in Note Nine and said declaratory judgment action filed by OxyChem and Henkel, and the Company intends to transfer to CLH its remaining rights to recover costs under said arrangement with DSI. The Assumption will be reflected on the Company's financial statements as a long-term account receivable due from YPF in the amount of the liabilities assumed by CLH with a corresponding increase to paid-in capital in such amount.

                           MAXUS ENERGY CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS SECOND QUARTER 1996


     MERGER

On June 8, 1995, YPF Sociedad Anonima ("YPF"), an Argentine sociedad anonima, completed its acquisition of all of the shares of common stock ("Common Stock") of Maxus Energy Corporation (the "Company" or "Maxus") through a merger (the "Merger") of Maxus with a YPF subsidiary. The Merger was the consummation of transactions contemplated by a tender offer which was commenced by YPF on March 6, 1995 for all outstanding shares of Common Stock of the Company at $5.50 per share. As of the date hereof, the Company's preferred stock, consisting of the $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock"), $2.50 Cumulative Preferred Stock and $9.75 Cumulative Convertible Preferred Stock, remains outstanding. YPF, owner of all of the Common Stock, currently owns approximately 96.9% of the Company's voting stock; however, the Company has called for the August 13, 1996 redemption of all of its outstanding shares of $4.00 Preferred Stock and following such redemption, if none of such shares are converted into shares of Common Share prior to the redemption, YPF will own all of the Company's voting stock.

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

RESULTS OF OPERATIONS - SECOND QUARTER 1996 VS. SECOND QUARTER 1995 The Company reported a second quarter 1996 net loss of $3 million. This compares to a second quarter 1995 net loss of $23 million.

Sales and Operating Revenues. Sales and operating revenues of $172 million in the second quarter of 1996 increased $21 million from such period in 1995. U.S. (Midgard) sales and operating revenues were $15 million higher in the second quarter of 1996 as compared to the second quarter of 1995 due primarily to higher natural gas and natural gas liquids sales volumes and prices. In Ecuador, second quarter 1996 sales and operating revenues were $7 million higher than the same period a year ago due to the sale of crude oil production from the southern Amo field. Crude oil sales from the southern Amo field were initially recorded in the fourth quarter of 1995. Second quarter 1996 sales and operating revenues in Bolivia were $5 million. Bolivia's sole crude oil sale in 1995 occurred in the fourth quarter. In Northwest Java, higher natural gas sales volumes in connection with new natural gas sales contracts favorably impacted sales $3 million in the second quarter of 1996 as compared to the same period in 1995. In Southeast Sumatra, second quarter 1996 sales and operating revenues declined $8 million from second quarter 1995 due to lower crude oil sales volumes partially offset by higher crude oil sales prices.

Net worldwide crude oil sales volumes of 60 thousand barrels per day ("mbpd") in the second quarter of 1996 were relatively flat compared to the same period last year. Crude oil sales volumes in Southeast Sumatra were down 7 mbpd from the second quarter of 1995 due to lower crude oil entitlements primarily as a result of lower crude oil equity barrels caused by lower gross crude oil liftings and lower cost recovery. Offsetting this decline, crude oil sales volumes in Ecuador were 4 mbpd higher in the second quarter of 1996 as compared to the second quarter of 1995 due to the production from the southern Amo field. Bolivia's crude oil sales volumes were 4 mbpd in the second quarter of 1996. Bolivia's 1995 sole crude oil lifting was recorded in the fourth quarter. Maxus' worldwide average crude oil sales price rose from $17.35 per barrel in the second quarter of 1995 to $18.29 per barrel in the second quarter of 1996.

     U.S. natural gas sales volumes of 184 million cubic feet per day ("mmcfpd") in the second quarter of 1996 were 14 mmcfpd higher than the second quarter of 1995 due to higher natural gas production. The average natural gas sales price increased from $1.43 per thousand cubic feet ("mcf") in the second quarter of 1995 to $1.91 per mcf in the second quarter of 1996.

     Northwest Java natural gas sales volumes of 72 mmcfpd were 15 mmcfpd higher than second quarter 1995, primarily due to higher natural gas production in connection with new natural gas sales contracts. Natural gas prices rose slightly, from $2.59 per mcf in the second quarter of 1995 to $2.64 per mcf in the second quarter of 1996.

     Natural gas liquids sales volumes in the United States were slightly higher in the second quarter of 1996 as compared to the second quarter of 1995. The average sales price for U.S. natural gas liquids in the second quarter of 1996 was $12.31 per barrel, an increase of $1.70 per barrel from the second quarter of 1995.

     Costs and Expenses. Operating expenses of $52 million were $6 million lower in the second quarter of 1996 as compared to such period in 1995 primarily as a result of lower overall production and operating expenses. Gas purchase costs rose from $13 million in the second quarter of 1995 to $19 million in the second quarter of 1996 due primarily to higher natural gas prices; however, this cost increase was recovered through higher sales volumes and prices.

     Exploration expenses (including exploratory dry holes) of $6 million in the second quarter of 1996 were $11 million lower than in the same quarter a year ago. Second quarter 1996 geological and geophysical expenses and dry hole costs were $6 million lower in various exploratory areas as compared to the same period last year. Additionally, second quarter 1996 dry hole costs were $3 million lower in Southeast Sumatra as compared to the second quarter of 1995.

     Income tax expense of $21 million in the second quarter of 1996 was $16 million higher as compared to such period in 1995. The second quarter of 1995 included a deferred tax benefit of $15 million due primarily to the higher depreciation, depletion and amortization associated with the increase in book value of the Company's oil and gas properties and equipment as a result of the purchase price allocation.

     GENERAL REORGANIZATION

     On June 18, 1996, the Company announced a reorganization which includes the sale of three Maxus subsidiaries holding certain Bolivian and Venezuelan assets to YPF, the redemption of the outstanding shares of $4.00 Preferred Stock and the transfer to a YPF subsidiary of a Maxus subsidiary that will assume certain liabilities related to environmental matters.

     On July 1, 1996, Maxus International Energy Company ("Seller"), a wholly owned subsidiary of Maxus, sold all of the issued and outstanding shares of capital stock of its wholly owned subsidiary, YPF International Ltd. ("International"), a Cayman Islands corporation, to YPF ("Purchaser"), the owner of all the issued and outstanding shares of Common Stock of Maxus, pursuant to a Stock Purchase and Sale Agreement by and between Purchaser and Seller dated as of July 1, 1996. The sole assets of International are all of the issued and outstanding shares of capital stock of Maxus Bolivia, Inc. ("Maxus Bolivia"), Maxus Venezuela (C.I.) Ltd. ("Venezuela C.I.") and Maxus Venezuela S.A. ("Venezuela S.A."). The assets of Maxus Bolivia consist of all of the former assets and operations of Maxus in Bolivia, including the interests of Maxus in the Surubi Field and Secure and Caipipendi Blocks. The assets of Venezuela C.I. and Venezuela S.A. consist of all of the former assets and operations of Maxus in Venezuela, except those held through Maxus Guarapiche Ltd. ("Maxus Guarapiche"), including the interests of Maxus in the Quiriquire Unit. The net assets sold effective July 1, 1996 are included in net assets held for sale in Maxus' consolidated balance sheet as of June 30, 1996.

     The purchase price for the outstanding shares of capital stock of International was approximately $266.2 million which represents the carrying amount of International on the financial reporting books of Seller as of June 30, 1996. In the second quarter of 1996, Maxus had received a $101 million advance (the "Advance")
against the purchase price from Purchaser. At closing, the remainder of the estimated purchase price, in the form of a promissory note payable by Purchaser to Seller in the principal amount of $165.2 million, which together with the Advance equalled Seller's estimate of such carrying amount, was delivered to Seller. Maxus intends to use the proceeds from this transaction for general corporate purposes, including the redemption of its $4.00 Preferred Stock.

Also as part of the general reorganization, on August 13, 1996 Maxus will redeem all of its outstanding shares of $4.00 Preferred Stock at a price of $50 per share plus accrued and unpaid dividends (approximately $220.6 million in the aggregate). The excess of the redemption price over the carrying value of the $4.00 Preferred Stock will result in an increase in the Company's accumulated deficit.

As a further part of the reorganization, the Company will transfer certain liabilities related to environmental matters to its subsidiary, Chemical Land Holdings, Inc. ("CLH"), and will transfer CLH to a subsidiary of YPF. In connection with these transfers, which are expected to be effective as of August 1, 1996, CLH will assume (the "Assumption") the liabilities so transferred and YPF is expected to commit to contribute capital to CLH up to an amount that will enable CLH to satisfy its obligations under the Assumption based on the Company's reserves established in respect of the assumed liabilities as of July 31, 1996. YPF will not be obligated to, but may in its sole discretion, commit to contribute additional capital to CLH, and YPF is expected to contribute capital to CLH to enable CLH to meet its operating expenses. However, there is no assurance that YPF will commit to contribute any additional capital to CLH. The Company will be responsible for any obligations assumed by CLH in the event CLH does not perform or fulfill such obligations. Further, these transfers, the Assumption and YPF's agreement to contribute capital to CLH are subject to the satisfaction of certain conditions, and thus, there can be no assurance that such transactions will be effectuated. Assuming the transactions are effectuated, CLH will assume responsibility for, among other things, the environmental contingencies discussed in Note Nine to the financial statements and said declaratory judgment action filed by OxyChem and Henkel (see "Legal Proceedings"), and the Company intends to transfer to CLH its remaining rights to recover costs under a cost-sharing agreement with Diamond Shamrock, Inc., formerly known as Diamond Shamrock R&M, Inc. ("DSRM"), in connection with the spin-off of DSRM in 1987. The Assumption will be reflected on the Company's financial statements as a long-term account receivable due from YPF in the amount of the liabilities assumed by CLH with a corresponding increase to paid-in capital in such amount.

FINANCIAL CONDITION

The Company's net cash provided by operating activities was $43 million in the first half of 1996. Net cash provided by operating activities of $80 million before working capital changes was reduced by working capital requirements of $37 million. Additional working capital was required due to higher crude oil and natural gas trade receivables primarily as a result of higher oil and gas prices, lower accounts payable in Bolivia and Venezuela and lower accrued liabilities in Southeast Sumatra and Ecuador.

The Company began the year with $38 million of cash and cash equivalents. During the first six months of 1996, Maxus received an aggregate $64 million capital contribution from YPF pursuant to the terms of the Keepwell Covenant (as that term is defined in Note Three to the financial statements), released $27 million of restricted cash backing trade letters of credit as well as six months of interest on outstanding borrowings as required by a certain credit facility and generated $43 million from operating activities. Additionally, Maxus received a $101 million advance from YPF against the purchase price for the outstanding shares of capital stock of International, the sole assets of which are all of the issued and outstanding shares of capital stock of Maxus Bolivia, Venezuela C.I. and Venezuela S.A. The Company used $92 million of cash to fund capital expenditures, $5 million to pay environmental compliance for disposed of businesses, $4 million to fund contributions to certain pension plans, $17 million to pay preferred dividends and $3 million to make payments in respect of shares of Common Stock converted into the right to receive $5.50 per share upon the Merger. In addition, Maxus used $34 million to repay short-term debt and $63 million to fund the mandatory redemption of 625,000 shares of $9.75 Preferred Stock in February 1996. At June 30, 1996, Company's cash and cash equivalents balance was $45 million.

In management's opinion, cash on hand at June 30, 1996 and cash provided by operations during the remainder of the year will be inadequate to fund the remaining 1996 program spending budget, service debt and pay preferred stock dividends and trade obligations. In connection with the sale of all outstanding shares of capital stock of International to YPF, in the second quarter of 1996 Maxus received a $101.0 million advance from YPF against the purchase price of approximately $266.2 million (see "General Reorganization" above). Maxus intends to use the proceeds from this transaction for general corporate purposes, including the redemption of all of its outstanding shares of $4.00 Preferred Stock; however, it is anticipated that YPF could be required to make additional cash advances to Maxus in the second half of 1996 totaling approximately $20 million to $50 million to fund the Company's obligations.

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

LEGAL PROCEEDINGS

In November 1995, Occidental Chemical Corporation ("OxyChem"), a subsidiary of Occidental Petroleum Corporation ("Occidental"), filed suit in Texas state court seeking a declaration of certain of the parties' rights and obligations under a sales agreement pursuant to which the Company sold Diamond Shamrock Chemicals Company ("Chemicals") to Occidental on September 4, 1986 (the "Closing Date"). Henkel Corporation ("Henkel"), an assignee of certain of Occidental's rights and obligations, joined in said lawsuit as a plaintiff in January 1996. Specifically, OxyChem and Henkel are seeking a declaration that the Company is required to indemnify them for 50% of certain environmental costs incurred on projects involving remedial activities relating to chemical plant sites or other property used in connection with the business of Chemicals on the Closing Date which relate to, result from or arise out of conditions, events or circumstances discovered by OxyChem or Henkel and as to which the Company is provided written notice by OxyChem or Henkel prior to the expiration of ten years following the Closing Date, irrespective of when OxyChem or Henkel incurs and gives notice of such costs, subject to an aggregate $75 million cap. The court denied the Company's motion for summary judgment and granted OxyChem's and Henkel's joint motion for summary judgment, thereby granting OxyChem and Henkel the declaration they sought. The Company believes the court's orders are erroneous and has appealed.

The Company has established reserves based on its 50% share of remaining costs expected to be paid or incurred by OxyChem and Henkel prior to September 4, 1996, the tenth anniversary of the Closing Date. As of June 30, 1996, the Company had paid OxyChem and Henkel a total of approximately $40 million against the $75 million cap and, based on OxyChem's and Henkel's historical annual expenditures, had approximately $5 million reserved. The Company cannot predict with any certainty what portion of the approximately $30 million unreserved portion of the $35 million amount remaining at June 30, 1996, OxyChem and Henkel may incur; however, OxyChem and Henkel have asserted in court that the entire amount will be spent. In the event that the Company does not prevail in an appeal, it could be required to pay up to approximately $30 million in additional costs which have not been reserved related to this indemnification.

The Company has established reserves for legal contingencies in situations where a loss is probable and can be reasonably estimated.

FUTURE OUTLOOK

In January 1996, the Company and its partners were successful in acquiring the highly prospective Guarapiche block in Venezuela's first auction awards for equity production in over 20 years. Guarapiche is located on the same trend as the five billion barrel El Furrial field in northeastern Venezuela. In July

1996, the Company, together with its partners, paid $109 million (approximately $27 million net to the Company) to the Venezuelan government for rights to explore the Guarapiche block. BP Exploration Orinoco Limited is the operator with a 37.5% working interest while Amoco Production Company and the Company hold 37.5% and 25% working interests, respectively. While not part of the general reorganization discussed above, Maxus has authorized one of its subsidiaries to transfer to YPF, or a designated subsidiary of YPF, all of the capital stock of Maxus Guarapiche Ltd. ("Maxus Guarapiche") for the higher of the fair market value thereof or the carrying value thereof on the consolidated books and accounts of Maxus. It is expected that such transfer of Maxus Guarapiche will occur in the third quarter of 1996.

Maxus currently projects total program spending (capital expenditures plus exploration expenses) for 1996 to be approximately $228 million, compared to $231 million in 1995. This 1996 program spending projection includes actual program spending for Maxus' Bolivian and Venezuelan interests for the first half of 1996 of $2 million and $9 million, respectively. In addition, Indonesia will receive $80 million, Midgard (U.S.) $72 million, Ecuador $20 million and domestic and overseas new ventures $42 million, which includes $27 million paid to the Venezuelan government in July 1996 for Maxus' net interest in the Guarapiche Block. Funding for the 1996 spending program is expected to be provided through cash and cash equivalents on hand at the beginning of the year, cash from operations, cash proceeds received in connection with the sale of all outstanding shares of capital stock of International to YPF and cash advances from YPF as necessary. In addition to the 1996 program, Maxus has financial and/or performance commitments for exploration and development activities in 1997 and beyond, none of which are material.

The Company has begun discussions with other companies concerning the establishment of a joint venture or other alliance with regard to Midgard's business and assets. The objectives of such a joint venture or alliance would be lowering unit costs, creating economies of scale and improving marketing leverage. No joint venture or other partner has been selected and no assurances can be given that the attempts to establish a joint venture or other alliance will be successful. In addition to the general reorganization discussed above, Maxus is considering a number of possible capital and business restructuring alternatives; however, no decisions have been made to take any specific action nor can there be any assurance that any specific action will be taken.

The Company's foreign petroleum exploration, development and production activities are subject to political and economic uncertainties, expropriation of property and cancellation or modification of contract rights, foreign exchange restrictions and other risks arising out of foreign governmental sovereignty over the areas in which the Company's operations are conducted, as well as risks of loss in some countries due to civil strife, guerrilla activities and insurrection. Areas in which the Company has significant operations include the United States, Indonesia and Ecuador.

In Ecuador, pipeline capacity available to the Company is sufficient to transport only about 80% of the oil the Company expects to be able to produce daily, and none of the various projects to increase transportation capacity that have been considered has been approved by the government of Ecuador. In addition, the Company is involved in a number of contract, auditing and certification disputes with various government entities. Together, the lack of pipeline capacity and the various disputes with government entities are retarding the Company's ability to proceed with the economic development of Block 16. Although the Company can give no assurances concerning the outcome of these discussions, progress has recently been made on several important issues. However, the Company intends to reduce program spending in Ecuador in 1996 to $20 million from $32 million in 1995.

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

          Current Report on Form 8-K for Event of July 1, 1996


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MAXUS ENERGY CORPORATION


                              By:  /s/ W. Mark Miller
                                   ---------------------------------------------
                                   W. Mark Miller, Executive Vice
                                   President, on behalf of the registrant and
                                   as its principal financial officer

August 8, 1996

                                 Exhibit Index

Exhibit Title                                                    Exhibit No.
- --------------                                                   -----------
Letter of Arthur Andersen LLP regarding unaudited interim
  financial statements                                              15.1

Financial Data Schedule                                             27.1