Form 10-K/A
period 1995-12-31
MAXUS ENERGY CORP /DE/
filed 1996-08-29
CIK 724176

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                    ON WHICH REGISTERED
- -------------------                                   ---------------------
$2.50 Cumulative Preferred Stock, $1.00 Par Value..  New York Stock Exchange
8/1//2% Sinking Fund Debentures Due April 1, 2008..  New York Stock Exchange
          Securities registered pursuant to Section 12(g) of the Act:
$4.00 Cumulative Convertible Preferred Stock,
  $1.00 Par Value..................................  Nasdaq Stock Market

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    [X] YES    [ ] NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996 was approximately $190,072,300.

      Shares of Common Stock outstanding at March 1, 1996--135,609,772.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

================================================================================

      1.  COVER PAGE.  The cover page filed as part of the Registrant's Annual
          ----------
Report on Form 10-K for the year ended December 31, 1995 ("1995 Form 10-K") is amended by substituting the cover page filed herewith for the corresponding cover page of the previously filed 1995 Form 10-K. Such substituted cover page deletes the Registrant's Common Stock, $1.00 par value, from the list of securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -----------------------------
                                   FORM 10-K
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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
           DALLAS, TEXAS                                (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (214) 953-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                    ON WHICH REGISTERED
- ---------------------------------------------------  -----------------------
$2.50 Cumulative Preferred Stock, $1.00 Par Value..  New York Stock Exchange
8/1//2% Sinking Fund Debentures Due April 1, 2008..  New York Stock Exchange
          Securities registered pursuant to Section 12(g) of the Act:
$4.00 Cumulative Convertible Preferred Stock,
 $1.00 Par Value...................................  Nasdaq Stock Market

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    [X] YES    [ ] NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996 was approximately $190,072,300.

      Shares of Common Stock outstanding at March 1, 1996--135,609,772.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

================================================================================

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MAXUS ENERGY CORPORATION

                                         By   /s/ W. Mark Miller
                                           -----------------------------------
                                              W. Mark Miller
                                              Executive Vice President and
                                                Treasurer


     August 29, 1996