Form 10-Q
period 1996-09-30
MAXUS ENERGY CORP /DE/
filed 1996-11-12
CIK 724176

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ________________


                                   FORM 10-Q
(Mark One)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ending September 30, 1996

                                      OR

     [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-8567-2


                           MAXUS ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)



           DELAWARE                                      75-1891531
(State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                      Identification No.)


              717 NORTH HARWOOD STREET, DALLAS, TEXAS  75201-6594
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

YES  [X]       NO[_]


   Shares of Common Stock outstanding at November 12, 1996:    147,246,869

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

                           MAXUS ENERGY CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                        (in millions, except per share)

                                                         1996                                            1995
                                             ----------------------------        ------------------------------------------------
                                              Three Months   Nine Months         Three Months     Six Months     |   Three Months
                                                 Ended          Ended                Ended          Ended        |       Ended
                                             September 30,  September 30,         September 30,   September 30,  |     March 31,
                                               ---------       --------             ---------       ---------    |     ---------
                                               (Unaudited)    (Unaudited)           (Unaudited)     (Unaudited)  |
                                                                                                                 |
REVENUES                                                                                                         |
   Sales and operating revenues                 $ 174.4        $ 520.5               $  141.8        $  292.5    |     $  142.5
   Other revenues, net                              9.1           20.7                    4.9            11.1    |          9.6
                                              -----------    -----------           ------------    -----------   |   ------------
                                                  183.5          541.2                  146.7           303.6    |        152.1
                                                                                                                 |
COSTS AND EXPENSES                                                                                               |
   Operating expenses                              56.5          158.9                   58.2           116.2    |         64.6
   Gas purchase costs                              17.0           53.5                   13.6            26.8    |         12.7
   Exploration, including exploratory dry holes     5.3           19.3                   10.3            27.1    |          8.9
   Depreciation, depletion and amortization        41.8          125.9                   45.5            90.7    |         29.9
   General and administrative expenses              3.1            8.4                    4.7             9.1    |          4.2
   Taxes other than income taxes                    3.3            9.9                    3.5             6.3    |          3.1
   Interest and debt expenses                      33.8          101.9                   35.5            70.2    |         24.1
   Pre-merger costs                                 -              -                      -               -      |         42.4
                                              -----------    -----------           ------------    -----------   |   ------------
                                                  160.8          477.8                  171.3           346.4    |        189.9
                                              -----------    -----------           ------------    ------------  |   ------------
                                                                                                                 |
Income (Loss) Before Income Taxes                  22.7           63.4                 (24.6)           (42.8)   |        (37.8)
   Income Taxes                                    11.4           55.3                   3.5              8.3    |         19.1
                                              -----------    -----------           ------------    ------------  |   ------------
Net Income (Loss)                               $  11.3       $    8.1               $ (28.1)       $   (51.1)   |        (56.9)
                                              ===========    ===========           ============    ============  |
   Dividend requirement on Preferred Stock                                                                       |         (9.6)
                                                                                                                 |   ------------
Net Loss Applicable to Common Shares                                                                             |    $   (66.5)
                                                                                                                 |   ============
Net Loss Per Common Share                                                                                        |    $   (0.49)
                                                                                                                 |   ============
Average Common Shares Outstanding                                                                                |        135.5

                See Notes to Consolidated Financial Statements.

                           MAXUS ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEET
                         (in millions, except shares)

                                                            SEPTEMBER             DECEMBER 31,
                                                              1996                   1995
                                                            ---------             -----------
                     ASSETS                                (Unaudited)
Current Assets
   Cash and cash equivalents                                  $  42.5                 $  38.3
   Receivables, less doubtful receivables                       116.6                   141.8
   Funding guarantee from parent                                 27.0                     -
   Inventories                                                   30.5                    40.8
   Restricted cash                                                9.6                    19.0
   Prepaids and other current assets                             23.8                    26.5
                                                             ---------               ----------
    TOTAL CURRENT ASSETS                                        250.0                   266.4

Properties and Equipment, less accumulated
    depreciation, depletion and amortization                  2,026.9                 2,363.6
Investments and Long-Term Receivables                             7.5                     7.1
Restricted Cash                                                  44.6                    61.4
Funding Guarantee from Parent                                    78.6                     -
Deferred Charges                                                 19.0                    18.3
                                                             ---------              ----------
                                                            $ 2,426.6               $ 2,716.8
                                                             =========              ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Long-term debt                                             $  70.4                 $  34.3
   Accounts payable                                              45.8                    59.0
   Taxes payable                                                 39.2                    39.7
   Accrued liabilities                                          144.6                   173.4
                                                             ---------              ----------
TOTAL CURRENT LIABILITIES                                       300.0                   306.4

Long-Term Debt                                                1,219.1                 1,261.2
Deferred Income Taxes                                           500.3                   551.2
Other Liabilities and Deferred Credits                          202.8                   233.0
$9.75 Redeemable Preferred Stock, $1.00 par value
   Authorized and issued shares--625,000 and 1,250,000           62.5                   125.0
Stockholders' Equity
         $2.50 Preferred Stock, $1.00 par value
              Authorized shares--5,000,000
              Issued shares--3,500,000                           60.0                    66.5
         $4.00 Preferred Stock, $1.00 par value
              Authorized shares--0 and 5,915,017
              Issued shares--0 and 4,356,658                      -                      11.7
         Common Stock, $1.00 par value
              Authorized shares--300,000,000
              Issued Shares--147,246,869 and 135,609,772        147.2                   135.6
         Paid-in capital                                        217.8                   105.8
         Accumulated deficit                                   (279.2)                  (73.7)
         Minimum pension liability                               (3.9)                   (5.9)
                                                             ---------              ----------
TOTAL STOCKHOLDERS' EQUITY                                      141.9                   240.0
                                                             ---------              ----------
                                                            $ 2,426.6               $ 2,716.8
                                                             =========              ==========

                      See Commitments and Contingencies.
                See Notes to Consolidated Financial Statements.
The Company uses the successful efforts method to account for its oil and gas producing activities.

                           MAXUS ENERGY CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in millions)

                                                                        -----------------  ---------------   ----------------
                                                                           Nine Months        Six Months        Three Months
                                                                             Ending             Ending             Ending
                                                                          September 30,      September 30,         March 31,
                                                                              1996               1995               1995
                                                                        -----------------  --------------- | ----------------
                                                                                      (Unaudited)          |
                                                                                                           |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                      |
  Net Income/(loss)                                                               $8.1           ($51.1)   |         ($56.9)
  Adjustments to reconcile net income/(loss) to net cash provided                                          |
   by operating activities:                                                                                |
     Depreciation, depletion and amortization                                    125.9             90.7    |           29.9
     Dry hole costs                                                                1.9              9.5    |            1.0
     Deferred income taxes                                                       (20.4)           (25.5)   |            0.4
     Net gain on sale of assets and sale/maturity of investments                   0.1             (4.4)   |           (1.7)
     Postretirement benefits                                                       2.5              2.0    |            1.4
     Pre-merger costs                                                                -                -    |           42.4
     Accretion of discount                                                         6.6              4.0    |              -
     Other                                                                        (1.4)            (0.2)   |            1.3
     Changes in components of working capital:                                                             |
       Receivables                                                                 3.3              5.2    |           23.8
       Inventories, prepaids and other current assets                              8.7             (9.4)   |           (1.4)
       Accounts payable                                                           (9.6)            (2.9)   |          (15.1)
       Accrued liabilities                                                       (15.5)           (24.4)   |           26.3
       Taxes payable/receivable                                                    4.4             22.6    |           10.1
                                                                        -----------------  --------------- | ----------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                               114.6             16.1    |           61.1
                                                                        -----------------  --------------- | ----------------
                                                                                                           |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                      |
  Expenditures for properties and equipment--including                                                     |
    dry hole costs                                                              (146.3)           (79.2)   |          (53.6)
  Proceeds on asset sales to parent                                              292.7                -    |              -
  Proceeds from sale of assets                                                     0.2              0.5    |            2.1
  Proceeds from sale/maturity of short-term investments                              -             96.3    |           63.4
  Purchase of short-term investments                                                 -                -    |          (24.6)
  Restricted cash                                                                 26.2             25.4    |           12.2
  Other                                                                          (26.8)           (21.7)   |            9.8
                                                                        -----------------  --------------- | ----------------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                               146.0             21.3    |            9.3
                                                                        -----------------  --------------- | ----------------
                                                                                                           |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                      |
  Interest rate swap                                                                 -              6.9    |            3.4
  Proceeds from issuance of short-term debt                                          -             17.2    |              -
  Repayment of short-term debt                                                   (34.4)           (17.7)   |              -
  Net proceeds from issuance of long-term debt                                       -            833.9    |              -
  Repayment of long-term debt                                                        -           (425.1)   |              -
  Cash advance from parent                                                        21.7              1.8    |              -
  Acquisition of common stock                                                     (3.5)          (745.2)   |              -
  Issuance of common stock to parent                                              64.0                -    |              -
  Capital contribution from parent                                                   -            250.5    |              -
  Stock rights redemption                                                            -                -    |          (13.6)
  Redemption of preferred stock                                                 (280.5)               -    |              -
  Dividends paid                                                                 (23.7)           (19.2)   |           (9.6)
                                                                        -----------------  --------------- | ----------------
         NET CASH USED IN FINANCING ACTIVITIES                                  (256.4)           (96.9)   |          (19.8)
                                                                        -----------------  --------------- | ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               4.2            (59.5)   |           51.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  38.3             92.1    |           40.6
                                                                        -----------------  --------------- | ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $42.5            $32.6    |          $91.6
                                                                        =================  =============== | ================

                See Notes to Consolidated Financial Statements.

  1.   SIGNIFICANT ACCOUNTING POLICIES

       The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles, the most significant of which are described below. Effective April 1, 1995, the Company used the purchase method of accounting to record the acquisition of the Company by YPF as discussed in Note Two. Financial statements presented for periods after April 1, 1995 reflect the effects of the Merger-related transactions. Periods prior to April 1, 1995 are presented; however, financial statements for these periods are on a pre-Merger basis and, therefore, not comparative. In June 1996, YPF announced an internal reorganization of Maxus which included the transfer of the common stock of Maxus to a YPF indirect wholly-owned subsidiary, YPF Holdings, Inc. and the sale of common stock of certain subsidiaries of Maxus to a wholly-owned subsidiary of YPF (See Note Five).

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

      Environmental Expenditures

       Environmental liabilities are recorded when environmental assessments and/or remediation are probable and material and such costs to the Company can be reasonably estimated. The Company's estimate of environmental assessment and/or remediation costs to be incurred are based on either 1) detailed feasibility studies of remediation approach and cost for individual sites or
  2) the Company's estimate of costs to be incurred based on historical experience and publicly available information based on the stage of assessment and/or remediation of each site. As additional information becomes available regarding each site or as environmental remediation standards change, the Company revises its estimate of costs to be incurred in environmental assessment and/or remediation. During the third quarter 1996, the Company, as part of its general reorganization, transferred certain liabilities related to environmental matters to Chemical Land Holdings, Inc. ("CLH"), an indirect subsidiary of YPF, effective as of August 1, 1996 (See Note Five).

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

      Derivatives

       The Company periodically hedges the effects of fluctuations in the price of crude oil, natural gas and natural gas liquids through price swap agreements and futures contracts. Gains and losses on these hedges are deferred until the related sales are recognized and are recorded as a component of sales and operating revenues. The Company periodically enters into interest rate swap agreements to hedge interest on long-term debt. The gain or loss on interest rate swaps is recognized monthly as an increase or decrease to interest expense.

      Take-or-Pay Obligations

       The Company records payments received for take-or-pay obligations for unpurchased contract volumes as deferred revenue, which is included in Other Liabilities in the consolidated balance sheet. The deferred revenue is recognized in the income statement as quantities are delivered which fulfill the take-or-pay obligation. At September 30, 1996, the Company had $12.5 million in deferred revenue as a result of a take-or-pay payment received in 1995 related to its Indonesian operations.

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

       The Merger was the consummation of transactions contemplated by a tender offer (the "Offer") which was commenced on March 6, 1995 by the Purchaser for all the outstanding Shares at $5.50 per Share. Pursuant to the Offer, in April 1995 the Purchaser acquired 120,000,613 Shares representing approximately 88.5% of the then-outstanding Shares of the Company. As a result of the Merger, each outstanding Share (other than Shares held by the Purchaser, YPF or any of their subsidiaries or in the treasury of the Company, all of which were canceled in the second quarter of 1995, and Shares of holders who perfected their appraisal rights under Section 262 of the Delaware General Corporation Law) was converted into the right to receive $5.50 in cash, and YPF became the sole holder of all outstanding Shares. The Company's preferred stock, currently consisting of the $2.50 Cumulative Convertible Preferred Stock (the "$2.50 Preferred Stock") and $9.75 Cumulative Convertible Preferred Stock (the "$9.75 Preferred Stock"), remains outstanding. On August 13, 1996, the Company redeemed all of its outstanding shares of $4.00 Preferred Stock. As part of a general reorganization of the Company (see Note Five), YPF transferred ownership of its Shares in the Company to its indirect wholly-owned subsidiary, YPF Holdings, Inc., effective August 13, 1996.

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

3.     KEEPWELL COVENANT

       Pursuant to the Merger Agreement, in the event the Company is unable to meet its obligations as they come due, whether at maturity or otherwise, including, solely for the purposes of this undertaking, dividend and redemption payments with respect to the $9.75 Preferred Stock, the

  $2.50 Preferred Stock and the $4.00 Preferred Stock, YPF has agreed to capitalize the Company in an amount necessary to permit the Company to meet such obligations; provided that YPF's aggregate obligation will be (i) limited to the amount of debt service obligations under the Purchaser Facility, the Midgard Facility and the Holdings Facility and (ii) reduced by the amount, if any, of capital contributions by YPF to the Company after the Merger Date and by the amount of the net proceeds of any sale by the Company of Common Stock or nonredeemable preferred stock after the Merger Date. The foregoing obligations of YPF (the "Keepwell Covenant") will survive until June 8, 2004. During the first nine months of 1996, YPF made capital contributions to the Company and Chemical Land Holdings, Inc. ("CLH") (See Note Five) in the aggregate amount of $64 million and $2.5 million, respectively. These amounts represent the cumulative contribution received by Maxus and CLH from YPF pursuant to the terms of the Keepwell Covenant.

4.     ASSET ACQUISITION

       In January 1996, the Company and its partners were successful in acquiring the highly prospective Guarapiche block in Venezuela's first auction awards for equity production in over 20 years. Guarapiche is located on the same trend as the five billion barrel El Furrial field in northeastern Venezuela. In July 1996, the Company, together with its partners, paid $109 million ($27 million net to Maxus) to the Venezuelan Government for rights to explore the Guarapiche block. BP Exploration Orinoco Limited is the operator with a 37.5% working interest, while Amoco Production Company and the Company hold the remaining 37.5% and 25%, respectively. On September 1, 1996, Maxus sold its interest in the Guarapiche block to YPF International Ltd. ("International"), a Cayman Islands corporation (See Note Five).

5.     GENERAL REORGANIZATION

       On June 18, 1996, the Company announced a reorganization which included the sale of three of its subsidiaries holding certain Bolivian and Venezuelan assets to YPF, the redemption of the outstanding shares of $4.00 Preferred Stock and the transfer to a YPF subsidiary of a Maxus subsidiary that assumed certain liabilities related to environmental matters.

       On July 1, 1996, Maxus International Energy Company ("Seller"), a wholly owned subsidiary of Maxus, sold all of the issued and outstanding shares of capital stock of its wholly owned subsidiary, International, to YPF ("Purchaser"), pursuant to a Stock Purchase and Sale Agreement by and between Purchaser and Seller dated as of July 1, 1996. The sole assets of International at the time of the transaction were all of the issued and outstanding shares of capital stock of Maxus Bolivia, Inc. ("Maxus Bolivia"), Maxus Venezuela (C.I.) Ltd. ("Venezuela C.I.") and Maxus Venezuela S.A. ("Venezuela S.A."). The assets of Maxus Bolivia consist of all of the former assets and operations of Maxus in Bolivia, including the interests of Maxus in the Surubi Field and Secure and Caipipendi Blocks. The assets of Venezuela C.I. and Venezuela S.A. consist of all of the former assets and operations of Maxus in Venezuela, except those held through Maxus Guarapiche Ltd. ("Maxus Guarapiche"), including the interests of Maxus in the Quiriquire Unit.

       The purchase price for the outstanding shares of capital stock of International was $266.2 million which represented the carrying amount of International on the financial reporting books of Seller as of June 30, 1996. In the second quarter of 1996, Maxus had received a $101 million advance (the "Advance") against the purchase price from Purchaser. At closing, the remainder of the estimated purchase price, in the form of a promissory note payable by Purchaser to Seller in the principal amount of $165.2 million, which together with the Advance equaled Seller's estimate of such carrying amount, was delivered to Seller. Full payment of this promissory note was received prior to

  September 30, 1996. Maxus used the proceeds from this transaction for general corporate purposes, including the redemption of its $4.00 Preferred Stock.

       While not a part of the above-described sale transaction, effective September 1, 1996, Seller sold all of the capital stock of Maxus Guarapiche to International for $26.4 million which represented the carrying amount of Maxus Guarapiche on the financial reporting books of Seller as of August 31, 1996. Maxus Guarapiche has a 25% interest in the Guarapiche Block, an exploration block, in Venezuela.

       Also as part of the general reorganization, on August 13, 1996 Maxus redeemed all of its outstanding shares of $4.00 Preferred Stock at a price of $50 per share plus accrued and unpaid dividends (approximately $220.8 million in the aggregate). The excess of the redemption price over the carrying value of the $4.00 Preferred Stock resulted in an increase in the Company's accumulated deficit of $213.6 million. The Company used a portion of the proceeds from the sale of all of the issued and outstanding shares of capital stock of International as well as an advance from YPF of approximately $55.6 million to redeem the $4.00 Preferred Stock.

       As a further part of the reorganization, the Company has transferred certain liabilities related to environmental matters to CLH, an indirect subsidiary of YPF, effective as of August 1, 1996. In connection with this transfer, CLH assumed (the "Assumption") the liabilities so transferred and YPF committed to contribute capital (the "Contribution Agreement") to CLH up to an amount of $106.9 million that will enable CLH to satisfy its obligations under the Assumption based on the Company's reserves established in respect of the assumed liabilities as of July 31, 1996 plus certain operating expenses budgeted by CLH from time to time. YPF will not be obligated to contribute capital to CLH beyond the amount of its initial undertaking. The Company will remain responsible for any obligations assumed by CLH in the event CLH does not perform or fulfill such obligations. CLH has assumed responsibility for, among other things, the environmental contingencies discussed in Note Eleven and a declaratory judgment action filed by Occidental Chemical Corporation ("OxyChem") and Henkel Corporation ("Henkel"), and the Company transferred to CLH its remaining rights to recover costs under a cost-sharing arrangement with Diamond Shamrock, Inc.

       The contribution obligation of YPF related to the Assumption was reflected on the Company's financial statements as a long-term and short-term funding guarantee from parent totaling $106.9 million, an increase to deferred income taxes of $37.4 million and an increase to paid-in capital of $69.5 million. At September 30, 1996, the outstanding funding guarantee totaled $105.6 million. Insofar as CLH has assumed the Company's environmental liabilities and YPF has committed to pay for the liabilities, such liabilities are not expected to have an adverse impact on the financial reporting books of the Company.

       Under the terms of the Contribution Agreement, Maxus agreed that any contributions to the equity capital of CLH by YPF shall reduce the obligation of YPF to capitalize Maxus pursuant to the Merger Agreement. During the third quarter 1996, YPF made capital contributions of $2.5 million to CLH.

       Effective August 13, 1996, YPF transferred ownership of its shares of the Company's Common Stock to one of its wholly-owned subsidiaries, YPF Holdings, Inc.

6.     ANALYSIS OF THE MAIN ACCOUNTS OF THE CONSOLIDATED FINANCIAL
       STATEMENTS

       Details regarding the significant accounts included in the accompanying financial statements are as follows:

Consolidated Balance Sheet Accounts                              September 30,
(in millions)                                                        1996
                                                                ---------------
ASSETS

a)   RECEIVABLES:

     Trade accounts receivables                                          $92.1
     Funding guarantee from parent                                        27.0
     Notes and other receivables                                          25.0
     Allowance for doubtful trade receivables                             (0.5)
                                                                ---------------
                                                                        $143.6
                                                                ===============

b)   PROPERTIES AND EQUIPMENT:

     Proved properties                                                $1,654.2
     Unproved properties                                                 441.0
     Other                                                               176.5
                                                                ---------------
       Total Oil and Gas                                               2,271.7
     Corporate                                                            11.5
                                                                ---------------
                                                                       2,283.2
     Less--Accumulated depreciation, depletion and amortization         (256.3)
                                                                ---------------
                                                                      $2,026.9
                                                                ===============

c)  INVENTORIES:

     Crude oil                                                            $0.1
     Warehouse/field year inventory                                       29.5
     Other                                                                 0.9
                                                                ---------------
                                                                         $30.5
                                                                ===============

d)  DEFDERRED CHARGES:

     Unamoritized debt issuance costs                                    $14.0
     Other                                                                 5.0
                                                                ---------------
                                                                         $19.0
                                                                ===============

LIABILITIES

e)  ACCRUED LIABILITIES:

     Environmental remediation                                           $22.7
     Accrued interest                                                     34.2
     Overlift liability                                                   10.1
     Merger accrual                                                       14.6
     Joint interest billings for international operations                 29.7
     Other                                                                33.3
                                                                ---------------
                                                                        $144.6
                                                                ===============

f)   LONG-TERM DEBT:                   Interest
                                       Rates (%)         Maturity      Current      Noncurrent
                                       ---------         --------      -------      ----------
     8.5% Debentures                         8.50        1998-2008                     $   77.3
     9.375% Notes                            9.37          2003                           227.7
     9.5% Notes                              9.50          2003                            88.2
     9.875% Notes                            9.87          2002                           223.1
     11.25% Debentures                      11.25          2013                            14.4
     11.5% Debentures                       11.50        2001-2015                         95.0
     Medium-term notes                 7.57-11.08        1996-2004      $14.1              96.4
     Holdings Facility                     8.3125        1997-2002       26.3             148.7
     Midgard Facility                      7.8125        1997-2003       30.0             220.0
     Advances from parent                                                                  28.3
                                                                       -------      ------------
                                                                        $70.4          $1,219.1
                                                                       =======      ============

g)  OTHER LIABILITIES AND DEFERRED CREDITS:
     Environmental remediation                                                           $ 81.9
     Long-term employee benefit costs                                                      52.0
     Litigation contingencies                                                              11.3
     Reserve for insurance losses                                                          19.1
     Take-or-pay payment                                                                   12.5
     Other                                                                                 26.0
                                                                                  --------------
                                                                                         $202.8
                                                                                  ==============

7.   TAXES

     The Company reports income taxes in accordance with SFAS 109. The Company's provision for income taxes was comprised of the following:

                                                    Nine Months Ended
                                                  September 30, 1996 (in
                                                        millions)
                                              ------------------------------
     Current
       Federal..............................              $  5.9
       Foreign..............................                69.8
       State and local......................                (5.0)
                                                            ----
                                                            70.7

     Deferred
       Federal..............................               (19.5)
       Foreign..............................                 4.1
                                                           -----
                                                           (15.4)
                                                           -----
     Provision for income taxes.............              $ 55.3
                                                          ======

8.   RESTRICTED CASH

          At September 30, 1996, the Company had $54.2 million in restricted cash of which $10.3 million represented collateral for outstanding letters of credit. Assets held in trust as required by certain insurance policies totaled $43.9 million. Approximately $9.6 million of collateral for outstanding letters of credit at September 30, 1996, were classified as a current asset as these amounts are excepted to be released during 1996.

  9.   COMMON STOCK

       During the first nine months of 1996, YPF contributed $64 million of capital to the Company, which YPF used to purchase an additional 11,636,363 shares of the Company's Common Stock at $5.50 per share. The difference between the par value of the Common Stock and the amount of capital contributed was credited to Paid-in capital.

  10.  PREFERRED STOCK

       The Company has the authority to issue 100,000,000 shares of preferred stock, $1.00 par value. The rights and preferences of shares of authorized but unissued preferred stock are established by the Company's Board of Directors at the time of issuance.

  a)   $9.75 CUMULATIVE CONVERTIBLE PREFERRED STOCK

       In 1987, the Company sold 3,000,000 shares of the $9.75 Preferred Stock. Since such time, the Company has entered into various agreements, most recently on June 8, 1995, with the sole holder of the $9.75 Preferred Stock pursuant to which, among other things, the Company has repurchased 500,000 shares and the parties have waived or amended various covenants, agreements and restrictions relating to such stock. At September 30, 1996, 625,000 shares of $9.75 Preferred Stock are outstanding, each receiving an annual cash dividend of $9.75. In addition, 187,500 of such shares (the "Conversion Waiver Shares") each receive an additional quarterly cash payment of $.25 ($.50 in certain circumstances). For the 12-month period commencing February 1, 1996, each share of the $9.75 Preferred Stock has a liquidation value of $100 ($62.5 million in the aggregate at September 30, 1996) plus accrued dividends. Since February 1, 1994, the stock has been subject to mandatory redemption at the rate of 625,000 shares per year. Effective February 1, 1996, the Company redeemed 625,000 shares as required for $62.5 million. The $9.75 Preferred Stock currently is neither convertible by the holder nor redeemable at the Company's option and has no associated registration rights. The $9.75 Preferred Stock entitles the holder to vote only on certain matters separately affecting such holder. In addition, pursuant to the June 8, 1995 agreement, the holder of the $9.75 Preferred Stock waived previously granted rights to approve certain "self-dealing" transactions and certain financial covenants pertaining to the Company, and the Company waived its right of first offer with respect to the transfer of the $9.75 Preferred Stock and certain transfer restrictions on such stock.

  b)   $4.00 CUMULATIVE CONVERTIBLE PREFERRED STOCK

       As part of the Company's reorganization (see Note Five), the Company redeemed on August 13, 1996, all of its outstanding shares of $4.00 Preferred Stock at a price of $50 per share plus accrued and unpaid dividends (approximately $220.8 million in the aggregate). At any time prior to the redemption date, each outstanding share of $4.00 Preferred Stock was convertible into shares of the Company's Common Stock (2.29751 shares).

  c)   $2.50 CUMULATIVE PREFERRED STOCK

       Each outstanding share of the $2.50 Preferred Stock is entitled to receive annual cash dividends of $2.50 per share, is redeemable after December 1, 1998 at and has a liquidation value of $25.00 per share ($87.5 million in the aggregate at September 30, 1996), plus accrued but unpaid dividends, if any.

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

  11.  COMMITMENTS AND CONTINGENCIES

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

       In addition, the Company agreed to indemnify Chemicals and Occidental for 50% of certain environmental costs incurred by Chemicals for which notice is given to the Company within 10 years after the Closing Date on projects involving remedial activities relating to chemical plant sites or other property used in the conduct of the business of Chemicals as of the Closing Date and for any period of time following the Closing Date, with the Company's aggregate exposure for this cost sharing being limited to $75 million. The total expended by the Company under this cost sharing arrangement was about $41 million as of September 30, 1996. Occidental Chemical Corporation ("OxyChem"), a subsidiary of Occidental, and Henkel Corporation ("Henkel"), an assignee of certain of Occidental's rights and obligations, filed a declaratory judgment action in Texas state court with respect to the Company's agreement in this regard. The lower court found in favor of Occidental and the Company has appealed the judgment (see "Legal Proceedings" below).

       In connection with the spin-off of Diamond Shamrock R&M, Inc., now known as Diamond Shamrock, Inc. ("DSI"), in 1987, the Company and DSI agreed to share the costs of losses (other than product liability) relating to businesses disposed of prior to the spin-off, including Chemicals. Pursuant to this cost-sharing agreement, the Company bore the first $75 million of such costs and DSI bore the next $37.5 million. Under the arrangement, such ongoing costs are now borne one-third by DSI and two-thirds by the Company. This arrangement will continue until DSI has borne an additional $47.5 million, at which time DSI will have no further obligation under the cost-sharing arrangement.

       For the seven months ended July 31, 1996, the Company's total expenditures for environmental compliance for disposed of businesses, including Chemicals, were approximately $13 million, $5 million of which was recovered from DSI under the above described cost-sharing agreement.

       At September 30, 1996, reserves for the environmental contingencies discussed herein totaled $104.6 million. Management believes it has adequately reserved for all environmental contingencies which are probable and can be reasonably estimated; however, changes in circumstances could result in changes, including additions, to such reserves in the future.

       The Company has transferred certain liabilities related to environmental matters to Chemical Land Holdings, Inc. ("CLH"), an indirect subsidiary of YPF (see Note Five), effective as of August 1, 1996. In connection with this transfer, CLH assumed (the "Assumption") the liabilities so transferred and YPF committed to contribute capital to CLH up to an amount of $106.9 million that will enable CLH to satisfy its obligations under the Assumption based on the Company's reserves established in respect of the assumed liabilities as of July 31, 1996 plus certain operating expenses budgeted by CLH from time to time. YPF will not be obligated to contribute capital to CLH beyond the amount of its initial undertaking. The Company will remain responsible for any obligations assumed by CLH in the event CLH does not perform or fulfill such obligations. The environmental contingencies discussed herein and the declaratory judgment action filed by OxyChem and Henkel are among the matters for which CLH has assumed responsibility, and the Company has transferred to CLH its remaining rights to recover costs under the arrangement with DSI. The contribution obligation of YPF related to the Assumption was reflected on the Company's financial statements as a long-term and short-term funding guarantee from parent totaling $106.9 million, an increase to deferred income taxes of $37.4 million and an increase to paid-in capital of $69.5 million. At September 30, 1996, the outstanding funding guarantee totaled $105.6 million. Insofar as CLH has assumed the Company's environmental liabilities and YPF has committed to pay for the liabilities, such liabilities are not expected to have an adverse impact on the financial reporting books of the Company.

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

       Newark, New Jersey. A consent decree, previously agreed upon by the U.S. Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection and Energy (the "DEP") and Occidental, as successor to Chemicals, was entered in 1990 by the United States District Court of New Jersey and requires implementation of a remedial action plan at Chemicals' former Newark, New Jersey agricultural chemicals plant. Engineering for such plan, which will include an engineering estimate of the cost of construction, is progressing. Construction is expected to begin in 1997, cost approximately $22 million and take three to four years to complete. The work is being supervised and paid for by CLH, on behalf of the Company pursuant to the Assumption and under the Company's above described indemnification obligation to Occidental. The Company has reserved the estimated costs of performing the remedial action plan and required ongoing maintenance costs.

       Studies have indicated that sediments of the Newark Bay watershed, including the Passaic River adjacent to the plant, are contaminated with hazardous chemicals from many sources. These studies suggest that the older and more contaminated sediments located adjacent to the Newark plant generally are buried under more recent sediment deposits. The Company, on behalf of Occidental, negotiated an agreement with the EPA under which CLH, on the Company's behalf, is conducting further testing and studies to characterize contaminated sediment in a six-mile portion of the Passaic River near the plant site. The stability of the sediments in the entire six-mile portion of the Passaic River study area is also being examined as a part of CLH's studies. The Company currently expects the testing and studies to be completed in 1999 and cost from $4 million to $6 million after December 31, 1995. The Company has reserved for the amount of its estimate of the remaining costs to be incurred in performing these studies. The Company and later CLH have been conducting similar studies under their own auspices for several years. Until these studies are completed and evaluated, the Company cannot reasonably forecast what regulatory program, if any, will be proposed for the Passaic River or the Newark Bay watershed and therefore cannot estimate what additional costs, if any, will be required to be incurred. However, it is possible that additional work, including interim remedial measures, may be ordered with respect to the Passaic River.

       Hudson County, New Jersey. Until 1972, Chemicals operated a chromium ore processing plant at Kearny, New Jersey. According to the DEP, wastes from these ore processing operations were used as fill material at a number of sites in and near Hudson County.

       As a result of negotiations between the Company (on behalf of Occidental) and the DEP, Occidental signed an administrative consent order with the DEP in 1990 for investigation and remediation work at certain chromite ore residue sites in Kearny and Secaucus, New Jersey. The work is presently being performed by CLH on behalf of the Company and Occidental, and CLH is funding Occidental's share of the cost of investigation and remediation of these sites. The

  Company is currently providing financial assurance for performance of the work in the form of a self-guarantee in the amount of $20 million subject to the Company's continuing ability to satisfy certain financial tests specified by the State. This financial assurance may be reduced with the approval of the DEP following any annual cost review. While the Company and CLH have participated in the cost of studies and CLH is implementing interim remedial actions and conducting remedial investigations and feasibility studies, the ultimate cost of remediation is uncertain. The Company anticipates CLH will submit its remedial investigation and feasibility study report to the DEP in 1997. The results of the DEP's review of this report could increase the cost of any further remediation that may be required. The Company has reserved its best estimate of the remaining cost to perform the investigations and remedial work as being $48 million. In addition, the DEP has indicated that it expects Occidental and the Company to participate with the other chromium manufacturers in the funding of certain remedial activities with respect to a number of so-called "orphan" chrome sites located in Hudson County, New Jersey. Occidental and the Company have declined participation as to those sites for which there is no evidence of the presence of residue generated by Chemicals. The Governor of New Jersey issued an Executive Order requiring state agencies to provide specific justification for any state requirements more stringent than federal requirements. The DEP has indicated that it may be revising its soil action level upwards towards the higher soil screening levels proposed by the EPA in 1994.

       Painesville, Ohio. From about 1912 through 1976, Chemicals operated manufacturing facilities in Painesville, Ohio. The operations over the years involved several discrete but contiguous plant sites over an area of about 1,300 acres. The primary area of concern historically has been Chemicals' former chromite ore processing plant (the "Chrome Plant"). For many years, the site of the Chrome Plant has been under the administrative control of the EPA pursuant to an administrative consent order under which Chemicals is required to maintain a clay cap over the site and to conduct certain ground water and surface water monitoring. Many other sites have previously been clay-capped and one specific site, which was a waste disposal site from the mid-1960s until the 1970s, has been encapsulated and is being controlled and monitored. In September 1995, the Ohio Environmental Protection Agency (the "OEPA") issued its Directors' Final Findings and Order (the "Director's Order") by consent ordering that a remedial investigation and feasibility study (the "RIFS") be conducted at the former Painesville plant area. The Company has agreed to participate in the RIFS as required by the Director's Order. It is estimated that the total cost of performing the RIFS will be $5 million to $8 million over the next three years. In spite of the many remedial, maintenance and monitoring activities performed, the former Painesville plant site has been proposed for listing on the National Priority List under CERCLA; however, the EPA has stated that the site will not be listed so long as it is satisfactorily addressed pursuant to the Director's Order and OEPA's programs. The Company has reserved for the amount of its estimate of its share of the cost to perform the RIFS. The scope and nature of any further investigation or remediation that may be required cannot be determined at this time; however, as the RIFS progresses, the Company will continuously assess the condition of the Painesville plant site and make any changes, including additions, to its reserve as may be required. The Company's obligations regarding the Chrome Plant described above have been assumed by CLH pursuant to the Assumption.

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

       Third Party Sites. Chemicals has also been designated as a potentially responsible party ("PRP") by the EPA under CERCLA with respect to a number of third party sites, primarily off of Chemicals' properties, where hazardous substances from Chemicals' plant operations allegedly were disposed of or have come to be located. Numerous PRPs have been named at substantially all of these sites. At several of these, Chemicals has no known exposure. Although PRPs are almost always jointly and severally liable for the cost of investigations, cleanups and other response costs, each has the right of contribution from other PRPs and, as a practical matter, cost sharing by PRPs is usually effected by agreement among them. Accordingly, the ultimate cost of these sites and Chemicals' share of the costs thereof cannot be estimated at this time, but are not expected to be material except possibly as a result of the matters described below. The matters described below are among those for which CLH has assumed responsibility under the Assumption.

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

       2. French Limited Disposal Site; Crosby, Texas. The PRPs, including Chemicals (represented by CLH on behalf of the Company), entered into a consent decree and a related trust agreement with the EPA with respect to this disposal site. The consent decree was entered by the federal court as a settlement of the EPA's claim for remedial action. Chemical's share of the cost to complete remediation at this site is expected to be approximately $100,000 and such amount is fully accrued.

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

       The Company has established reserves based on its 50% share of remaining costs expected to be paid or incurred by OxyChem and Henkel prior to September 4, 1996, the tenth anniversary of the Closing Date. As of September 30, 1996, the Company and CLH on its behalf had paid OxyChem and Henkel a total of approximately $41 million against the $75 million cap and, based on OxyChem's and Henkel's historical annual expenditures, the Company had approximately $5 million reserved. The Company cannot predict with any certainty what portion of the approximately $29 million unreserved portion of the $34 million amount remaining at September 30, 1996, OxyChem and Henkel may incur; however, OxyChem and Henkel have asserted in court that the entire amount will be spent. In the event that the Company does not prevail in its appeal, it could be required to pay up to approximately $29 million in additional costs which have not been reserved related to this indemnification. CLH has assumed, pursuant to the Assumption, responsibility for this litigation.

       The Company has established reserves for legal contingencies in situations where a loss is probable and can be reasonably estimated.

       On August 10, 1996, a new Government was inaugurated in Ecuador and on August 20, 1996, the new Energy Minister announced his intention to cancel the Company's risk service contract unless the Company and the other members of its consortium for Block 16 and adjacent tracts ("Block 16") agreed to convert such contract into a production sharing contract. In September 1996, the Company and the Government agreed in principle to enter into a new contract governing Block 16. The principal difference between the two contracts would be the manner in which the consortium's costs in the Block will be recovered. Under the former contract, the Company had the right to recover its investment before the Government began to share in any proceeds from production; under the new contract, the Government will receive a royalty, and the Company's recovery of its investment will be out of the proceeds after deducting such royalty. Previous Governments had signaled their dissatisfaction with the former arrangement and in recent years a series of auditing, contract administration and certification of new field disputes had arisen that made it increasingly difficult to develop Block 16. Partly in response to these difficulties, the Company had reduced its budget for 1996 program spending on Block 16 to approximately $20 million from $32 million in 1995.

       While the changes in the contract would result in a diminution in the present value of future net cash flows, it is not expected to result in a write down of the carrying value of the Block. The new contract would also resolve certain outstanding disputes and amend the prior agreement in various other ways, some of which would significantly improve the Company's current and future operating costs. The Company believes that the new contract will permit the Company now to go forward with the development of Block 16 and permit it to do so on a more cost-effective basis, subject to the eventual resolution of pipeline capacity problems. Pipeline capacity available to the Company is sufficient to transport only about 60% to 80% of the oil the Company expects to be able to produce daily, and none of the various projects to increase transportation capacity that have been considered has been approved by the Government of Ecuador. When and whether this problem will be resolved remains uncertain. No definitive production sharing contract has been signed and no assurances can be given that a new contract will be entered into.

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

                           MAXUS ENERGY CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              THIRD QUARTER 1996

MERGER

On June 8, 1995, YPF Sociedad Anonima ("YPF"), an Argentine sociedad anonima, completed its acquisition of all of the shares of common stock ("Common Stock") of Maxus Energy Corporation (the "Company" or "Maxus") through a merger (the "Merger") of Maxus with a YPF subsidiary. The Merger was the consummation of transactions contemplated by a tender offer which was commenced by YPF on March 6, 1995 for all outstanding shares of Common Stock of the Company at $5.50 per share. As of the date hereof, the Company's preferred stock, currently consisting of the $2.50 Cumulative Preferred Stock and $9.75 Cumulative Convertible Preferred Stock, remains outstanding. On August 13, 1996, the Company redeemed all of its outstanding shares of $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock").

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


GENERAL REORGANIZATION

On June 18, 1996, the Company announced a reorganization which included the sale of three of its subsidiaries holding certain Bolivian and Venezuelan assets to YPF, the redemption of the outstanding shares of $4.00 Preferred Stock and the transfer to a YPF subsidiary of a Maxus subsidiary that assumed certain liabilities related to environmental matters.

On July 1, 1996, Maxus International Energy Company ("Seller"), a wholly owned subsidiary of Maxus, sold all of the issued and outstanding shares of capital stock of its wholly owned subsidiary, YPF International Ltd. ("International"), to YPF ("Purchaser"), pursuant to a Stock Purchase and Sale Agreement by and between Purchaser and Seller dated as of July 1, 1996. The sole assets of International at the time of the transaction were all of the issued and outstanding shares of capital stock of Maxus Bolivia, Inc. ("Maxus Bolivia"), Maxus Venezuela (C.I.) Ltd. ("Venezuela C.I.") and Maxus Venezuela S.A. ("Venezuela S.A."). The assets of Maxus Bolivia consist of all of the former assets and operations of Maxus in Bolivia, including the interests of Maxus in the Surubi Field and Secure and Caipipendi Blocks. The assets of Venezuela C.I. and Venezuela S.A. consist of all of the former assets and operations of Maxus in Venezuela, except those held through Maxus Guarapiche Ltd. ("Maxus Guarapiche"), including the interests of Maxus in the Quiriquire Unit.

The purchase price for the outstanding shares of capital stock of International was $266 million which represented the carrying amount of International on the financial reporting books of Seller as of June 30, 1996. In the second quarter of 1996, Maxus had received a $101 million advance (the "Advance") against the purchase price from Purchaser. At closing, the remainder of the estimated purchase price, in the form of a promissory note payable by Purchaser to Seller in the principal amount of $165 million, which together with the Advance equaled Seller's estimate of such carrying amount, was delivered to Seller. Full payment of this promissory note was received prior to September 30, 1996. Maxus used the proceeds from this transaction for general corporate purposes, including the redemption of its $4.00 Preferred Stock.

In January 1996, the Company and its partners were successful in acquiring the highly prospective Guarapiche block in Venezuela's first auction awards for equity production in over 20 years. Guarapiche is located on the same trend as the five billion barrel El Furrial field in northeastern Venezuela. In July

1996, the Company, together with its partners, paid $109 million (approximately $27 million net to the Company) to the Venezuelan Government for rights to explore the Guarapiche block. BP Exploration Orinoco Limited is the operator with a 37.5% working interest while Amoco Production Company and the Company hold 37.5% and 25% working interests, respectively. While not a part of the above-described sale transaction, effective September 1, 1996, Seller sold all of the capital stock of Maxus Guarapiche to International for $26 million which represented the carrying amount of Maxus Guarapiche on the financial reporting books of Seller as of August 31, 1996. Maxus Guarapiche has a 25% interest in the Guarapiche Block, an exploration block, in Venezuela.

Also as part of the general reorganization, on August 13, 1996 Maxus redeemed all of its outstanding shares of $4.00 Preferred Stock at a price of $50 per share plus accrued and unpaid dividends (approximately $221 million in the aggregate). The excess of the redemption price over the carrying value of the $4.00 Preferred Stock resulted in an increase in the Company's accumulated deficit of $214 million. The Company used a portion of the proceeds from the sale of all of the issued and outstanding shares of capital stock of International as well as an advance from YPF of approximately $56 million to redeem the $4.00 Preferred Stock.

As a further part of the reorganization, the Company has transferred certain liabilities related to environmental matters to Chemical Land Holdings, Inc. ("CLH"), an indirect subsidiary of YPF, effective as of August 1, 1996. In connection with this transfer, CLH assumed (the "Assumption") the liabilities so transferred and YPF committed to contribute capital to CLH up to an amount of $107 million that will enable CLH to satisfy its obligations under the Assumption based on the Company's reserves established in respect of the assumed liabilities as of July 31, 1996 plus certain operating expenses budgeted by CLH from time to time. YPF will not be obligated to contribute capital to CLH beyond the amount of its initial undertaking. The Company will remain responsible for any obligations assumed by CLH in the event CLH does not perform or fulfill such obligations. CLH has assumed responsibility for, among other things, the environmental contingencies discussed in Note Eleven and a declaratory judgment action filed by Occidental Chemical Corporation ("OxyChem") and Henkel Corporation ("Henkel"), and the Company has transferred to CLH its remaining rights to recover costs under a cost-sharing arrangement with Diamond Shamrock, Inc.

The contribution obligation of YPF related to the Assumption was reflected on the Company's financial statements as a long-term and short-term account receivable due from YPF totaling $107 million, an increase to deferred income taxes of $37 million and an increase to paid-in capital of $70 million. At September 30, 1996 the outstanding funding guarantee totaled $106 million. Insofar as CLH has assumed the Company's environmental liabilities and YPF has committed to pay for the liabilities, such liabilities are not expected to have an adverse impact on the financial reporting books of the Company.

Effective August 13, 1996, YPF transferred ownership of its shares of the Company's Common Stock to one of its wholly-owned subsidiaries, YPF Holdings, Inc.

RESULTS OF OPERATIONS - THIRD QUARTER 1996 VS.  THIRD QUARTER 1995

The Company reported third quarter 1996 net income of $11 million. This compares to a third quarter 1995 net loss of $28 million.

Sales and Operating Revenues. Sales and operating revenues of $174 million in the third quarter of 1996 increased $33 million from such period in 1995. U.S. (Midgard) sales and operating revenues were $16 million higher in the third quarter of 1996 as compared to the third quarter of 1995 due primarily to higher natural gas sales volumes and prices as well as higher natural gas liquids prices. In Ecuador, third quarter 1996 sales and operating revenues were $8 million higher than the same period a year ago due to the sale of crude oil production from the southern Amo field and higher crude oil sales prices. Crude oil sales from the southern Amo field were initially recorded in the fourth quarter of 1995. In Northwest Java, higher natural gas sales volumes in connection with new natural gas sales contracts in addition to increased demand from existing natural gas sales contracts favorably impacted sales and operating revenues $4 million in the third quarter of 1996 as compared to the same period in 1995. In Southeast Sumatra, third quarter 1996 sales and operating revenues increased $4 million from third quarter 1995 due to higher crude oil sales prices partially offset by lower crude oil sales volumes.

Net worldwide crude oil sales volumes of 55 thousand barrels per day ("mbpd") in the third quarter of 1996 were 5 mbpd lower than the same period last year. Third quarter 1996 crude oil sales volumes in Southeast Sumatra were down 5 mbpd from the third quarter of 1995 due to lower crude oil entitlements primarily as a result of lower gross crude oil liftings and lower cost recovery. In Northwest Java, lower crude oil entitlements due primarily to lower cost recovery unfavorably impacted crude oil sales volumes by 3 mbpd in the third quarter of 1996 as compared to such period last year. Offsetting these declines, crude oil sales volumes in Ecuador were 4 mbpd higher in the third quarter of 1996 as compared to the third quarter of 1995 due to the production from the southern Amo field. Maxus' worldwide average crude oil sales price rose from $15.69 per barrel in the third quarter of 1995 to $19.40 per barrel in the third quarter of 1996.

U.S. (Midgard) natural gas sales volumes of 188 million cubic feet per day ("mmcfpd") in the third quarter of 1996 were 16 mmcfpd higher than the third quarter of 1995 due to higher natural gas production. The average natural gas sales price increased from $1.40 per thousand cubic feet ("mcf") in the third quarter of 1995 to $1.89 per mcf in the third quarter of 1996.

Northwest Java natural gas sales volumes of 73 mmcfpd in third quarter 1996 were 15 mmcfpd higher than third quarter 1995, primarily due to higher natural gas production in connection with new natural gas sales contracts as well as increased demand from exiting natural gas sales contracts. Natural gas prices rose slightly, from $2.62 per mcf in the third quarter of 1995 to $2.66 per mcf in the third quarter of 1996.

Natural gas liquids sales volumes in the United States were relatively flat in the third quarter of 1996 as compared to the third quarter of 1995. The average sales price for U.S. (Midgard) natural gas liquids in the third quarter of 1996 was $12.99 per barrel, an increase of $2.85 per barrel from the third quarter of 1995.

Costs and Expenses. Operating expenses of $57 million were slightly lower in the third quarter of 1996 as compared to such period in 1995 primarily as a result of the sale of certain Bolivian and Venezuelan properties in the third quarter 1996 (see "General Reorganization" above). Gas purchase costs rose from $14 million in the third quarter of 1995 to $17 million in the third quarter of 1996 due primarily to higher natural gas prices; however, this cost increase was recovered through higher sales volumes and prices.

Exploration expenses (including exploratory dry holes) of $5 million in the third quarter of 1996 were $5 million lower than in the same quarter a year ago. U.S. (Midgard) exploration costs were $2 million lower in the third quarter of 1996 as compared to the same quarter last year due to a decrease in geological and geophysical expenses of $1 million and exploration administrative expenses of $1 million. Additionally, third quarter 1996 dry hole costs were $2 million lower in Southeast Sumatra as compared to the third quarter of 1995.

Depreciation, depletion and amortization ("DD&A") expenses were $4 million lower in the third quarter of 1996 as compared to the third quarter of 1995 due primarily to lower DD&A expenses in the U.S. (Midgard) as a result of proved natural gas reserve additions during 1996 driven by increased development drilling.

Income tax expense of $11 million in the third quarter of 1996 was $8 million higher as compared to such period in 1995. Current taxes are higher due to higher operating income in Indonesia in 1996. Deferred taxes are higher due to higher cost reimbursement in Ecuador partially offset by a deferred tax benefit from restructuring.

FINANCIAL CONDITION

The Company's net cash provided by operating activities was $115 million for the nine months ended September 1996. Net cash provided by operating activities of $123 million before working capital changes was reduced by working capital requirements of $9 million. Additional working capital was required due to lower accrued liabilities in Southeast Sumatra and Ecuador.

The Company began the year with $38 million of cash and cash equivalents. During the first nine months of 1996, Maxus received an aggregate $64 million from the issuance of Common Stock to YPF pursuant to the terms of the Keepwell Covenant (as that term is defined in Note Three to the financial statements), released $26 million of restricted cash backing trade letters of credit as well as six months of interest on outstanding borrowings as required by a certain credit facility and generated $115 million from operating activities.

As discussed in "General Reorganization", Maxus received $266 million from YPF for the sale of the outstanding shares of capital stock of International. Maxus used the proceeds from this transaction, along with an additional $56 million cash advance from parent, for general corporate purposes, including the redemption of its $4.00 Preferred Stock on August 13, 1996 for $218 million.

On September 1, 1996, Maxus International Energy Company, a wholly owned subsidiary of Maxus, sold all of the issued and outstanding capital stock of Maxus Guarapiche Ltd. to International for $26 million. The Company used the proceeds from this transaction to reduce cash advances due parent.

The Company used $146 million of cash to fund capital expenditures, $8 million to pay environmental compliance for disposed of businesses, $8 million to fund contributions to certain pension plans, $24 million to pay preferred dividends and $4 million to make payments in respect of shares of Common Stock converted into the right to receive $5.50 per share upon the Merger. In addition, Maxus used $34 million to repay short-term debt and $63 million to fund the mandatory redemption of 625,000 shares of $9.75 Preferred Stock in February 1996. At September 30, 1996, Company's cash and cash equivalents balance was $43 million.

In management's opinion, cash on hand at September 30, 1996 and cash provided by operations during the remainder of the year may be inadequate to fund the remaining 1996 program spending budget, service debt and pay preferred stock dividends and trade obligations. It is anticipated that YPF could be required to make additional cash advances to Maxus in the fourth quarter 1996 totaling approximately $20 million to $25 million to fund the Company's obligations.

The Company's exposure to foreign currency fluctuations is minimal as substantially all of the Company's material foreign contracts are denominated in U.S. dollars.

The Company's only derivative financial instruments are natural gas and natural gas liquids price swap agreements and crude oil and natural gas futures contracts, which are not used for trading purposes.

See Note Eleven to the Financial Statements for information regarding certain environmental commitments and contingencies.

LEGAL PROCEEDINGS

In November 1995, Occidental Chemical Corporation ("OxyChem"), a subsidiary of Occidental Petroleum Corporation ("Occidental"), filed suit in Texas state court seeking a declaration of certain of the parties' rights and obligations under the sales agreement pursuant to which the Company sold Diamond Shamrock Chemicals Company ("Chemicals") to Occidental on September 4, 1986 (the "Closing Date"). Henkel Corporation ("Henkel"), an assignee of certain of Occidental's rights and obligations, joined in said lawsuit as a plaintiff in January 1996. Specifically, OxyChem and Henkel are seeking a declaration that the

Company is required to indemnify them for 50% of certain environmental costs incurred on projects involving remedial activities relating to chemical plant sites or other property used in connection with the business of Chemicals on the Closing Date which relate to, result from or arise out of conditions, events or circumstances discovered by OxyChem or Henkel and as to which the Company is provided written notice by OxyChem or Henkel prior to the expiration of ten years following the Closing Date, irrespective of when OxyChem or Henkel incurs and gives notice of such costs, subject to an aggregate $75 million cap. The court denied the Company's motion for summary judgment and granted OxyChem's and Henkel's joint motion for summary judgment, thereby granting OxyChem and Henkel the declaration they sought. The Company believes the court's orders are erroneous and has appealed.

The Company has established reserves based on its 50% share of remaining costs expected to be paid or incurred by OxyChem and Henkel prior to September 4, 1996, the tenth anniversary of the Closing Date. As of September 30, 1996, the Company and CLH on its behalf had paid OxyChem and Henkel a total of approximately $41 million against the $75 million cap and, based on OxyChem's and Henkel's historical annual expenditures, the Company had approximately $5 million reserved. The Company cannot predict with any certainty what portion of the approximately $29 million unreserved portion of the $34 million amount remaining at September 30, 1996, OxyChem and Henkel may incur; however, OxyChem and Henkel have asserted in court that the entire amount will be spent. In the event that the Company does not prevail in an appeal, it could be required to pay up to approximately $29 million in additional costs which have not been reserved related to this indemnification. CLH has assumed, pursuant to the Assumption, responsibility for this litigation.

The Company has established reserves for legal contingencies in situations where a loss is probable and can be reasonably estimated.


FUTURE OUTLOOK

Maxus currently projects total program spending (capital expenditures plus exploration expenses) for 1996 to be approximately $236 million, compared to $231 million in 1995. This 1996 program spending projection includes actual program spending for Maxus' former Bolivian and Venezuelan interests for the first half of 1996 of $2 million and $9 million, respectively. In addition, Indonesia will receive $82 million, Midgard (U.S.) $77 million, Ecuador $19 million and domestic and overseas new ventures $45 million, which includes $27 million paid to the Venezuelan Government in July 1996 for Maxus' net interest in the Guarapiche Block. Funding for the 1996 spending program is expected to be provided through cash and cash equivalents on hand at the beginning of the year, cash from operations, cash proceeds received in connection with the sale of all outstanding shares of capital stock of International to YPF and cash advances from YPF as necessary. In addition to the 1996 program, Maxus has financial and/or performance commitments for exploration and development activities in 1997 and beyond, none of which are material.

The Company has reached an agreement in principle with Amoco Corporation ("Amoco") concerning the establishment of a joint venture with regard to Midgard's business and assets. It is anticipated that Midgard and Amoco will each contribute to the joint venture oil and gas properties in the Texas Panhandle and Western Oklahoma and that Amoco will contribute certain other assets. No definitive agreements have been entered into, and consequently no assurances can be given that the attempts to establish the joint venture will be successful. In addition to the general reorganization discussed above, Maxus is continuing to consider a number of possible capital and business restructuring alternatives; however, no decisions have been made to take any additional specific action nor can there be any assurance that any specific action will be taken.

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

On August 10, 1996, a new Government was inaugurated in Ecuador and on August 20, 1996, the new Energy Minister announced his intention to cancel the Company's risk service contract unless the Company and the other members of its consortium for Block 16 and adjacent tracts ("Block 16") agreed to convert such contract into a production sharing contract. In September 1996, the Company and the Government agreed in principle to enter into a new contract governing Block
16. The principal difference between the two contracts would be the manner in which the consortium's costs in the Block will be recovered. Under the former contract, the Company had the right to recover its investment before the Government began to share in any proceeds from production; under the new contract, the Government will receive a royalty, and the Company's recovery of its investment will be out of the proceeds after deducting such royalty. Previous Governments had signaled their dissatisfaction with the former arrangement and in recent years a series of auditing, contract administration and certification of new field disputes had arisen that made it increasingly difficult to develop Block 16. Partly in response to these difficulties, the Company had reduced its budget for 1996 program spending on Block 16 to approximately $20 million from $32 million in 1995.

While the changes in the contract would result in a diminution in the present value of future net cash flows, it is not expected to result in a write down of the carrying value of the Block. The new contract would also resolve certain outstanding disputes and amend the prior agreement in various other ways, some of which would significantly improve the Company's current and future operating costs. The Company believes that the new contract will permit the Company now to go forward with the development of Block 16 and permit it to do so on a more cost-effective basis, subject to the eventual resolution of pipeline capacity problems. Pipeline capacity available to the Company is sufficient to transport only about 60% to 80% of the oil the Company expects to be able to produce daily, and none of the various projects to increase transportation capacity that have been considered has been approved by the Government of Ecuador. When and whether this problem will be resolved remains uncertain. No definitive production sharing contract has been signed and no assurances can be given that a new contract will be entered into.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     The information required by this Item is disclosed in Note 9. "Commitments and Contingencies" contained in the financial information provided in Part I of this report, and such information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

            27.1  -- Financial Data Schedule



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MAXUS ENERGY CORPORATION


                                By: /s/ W. Mark Miller
                                    ------------------------------------------
                                    W. Mark Miller, Executive Vice
                                    President, on behalf of the registrant and
                                    as its principal financial officer

November 12, 1996

                                 Exhibit Index



Exhibit Title                                         Exhibit No.
--------------                                        -----------

Financial Data Schedule                                    27.1