Form 10-K405
period 1996-12-31
MAXUS ENERGY CORP /DE/
filed 1997-03-20
CIK 724176

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                                 ON WHICH REGISTERED
       -------------------                                ---------------------
$2.50 Cumulative Preferred Stock, $1.00 Par Value....... New York Stock Exchange
8 1/2% Sinking Fund Debentures Due April 1, 2008........ New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997: Not applicable.

  Shares of Common Stock outstanding at March 1, 1997 -- 147,246,135.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

  Maxus Energy Corporation ("Maxus" or the "Company") was incorporated in Delaware in 1983 to hold the stock of various corporations, the oldest of which was founded in 1910. The Company, together with its subsidiaries, is an oil and gas exploration and production company with ongoing international activity primarily in Indonesia and Ecuador and domestic activity primarily in the mid-continent region of the United States. Its principal executive offices are located at 717 North Harwood Street, Dallas, Texas 75201-6594, and its telephone number is (214) 953-2000. In this report, the terms "Company" and "Maxus" mean Maxus Energy Corporation, its subsidiaries and their predecessors unless the context otherwise indicates.

  On June 8, 1995, YPF Sociedad Anonima ("YPF"), an Argentine sociedad anonima, completed its acquisition of all the shares of common stock ("Common Stock") of Maxus through a merger (the "Merger") of Maxus with a YPF subsidiary. The Merger was the consummation of transactions contemplated by a tender offer which was commenced by YPF on March 6, 1995 for all outstanding shares of Common Stock of the Company at $5.50 per share. As of the date hereof, the Common Stock, all of which is owned by a subsidiary of YPF, and the Company's $2.50 Cumulative Preferred Stock ("$2.50 Preferred Stock") remain outstanding. On August 13, 1996, the Company redeemed all of its outstanding $4.00 Cumulative Convertible Preferred Stock ("$4.00 Preferred Stock"), and on January 31, 1997, the Company redeemed its remaining outstanding $9.75 Cumulative Convertible Preferred Stock ("$9.75 Preferred Stock").

  Effective April 1, 1995, the Company used the purchase method of accounting to record the acquisition of the Company by YPF. In a purchase method combination, the purchase price is allocated to acquired assets and assumed liabilities based on their fair values at the date of acquisition. As a result, the Company's assets and liabilities were revalued to reflect the approximate $762 million cash purchase price paid by YPF to acquire the Company. Due to the application of purchase accounting on April 1, 1995, financial information post-Merger is not comparable to prior periods. Therefore, financial information is presented separately for pre-Merger (year ended December 31, 1994 and the three-month period ended March 31, 1995) and post-Merger periods (nine months ended December 31, 1995 and year ended December 31, 1996). The Company's sales or transfers between geographic areas were not significant for the year ended December 31, 1994, the three months ended March 31, 1995, the nine months ended December 31, 1995 and year ended December 31, 1996. Operating revenues from export sales to unaffiliated customers located outside the United States were less than 10% of the Company's consolidated sales and operating revenues for the twelve months ended December 31, 1994, the three months ended March 31, 1995, the nine months ended December 31, 1995 and the year ended December 31, 1996. Information concerning outside sales and operating profit by geographic area for the twelve months ended December 31, 1996 and the nine months ended December 31, 1995 and identifiable assets by geographic area as of December 31, 1996 and 1995 is presented on pages F-41 and F-42. Information concerning outside sales and operating profit by geographic area for the twelve months ended December 31, 1994, and the three months ended March 31, 1995 and identifiable assets by geographic area as of December 31, 1994 is presented on pages F-8 and F-9 of this report.

 General Reorganization

  On June 18, 1996, the Company announced a reorganization which included the sale of three of its subsidiaries holding certain Bolivian and Venezuelan assets to YPF, the redemption of the outstanding shares of $4.00 Preferred Stock and the transfer to a YPF subsidiary of a Maxus subsidiary that assumed certain liabilities related to environmental matters.

  Effective July 1, 1996, Maxus International Energy Company ("Seller"), a wholly owned subsidiary of Maxus, sold all of the issued and outstanding shares of capital stock of its wholly owned subsidiary, YPF International Ltd. ("International"), to YPF pursuant to a Stock Purchase and Sale Agreement by and between YPF and Seller. The sole assets of International at the time of the transaction were all of the issued and outstanding shares of capital stock of Maxus Bolivia, Inc. ("Maxus Bolivia"), Maxus Venezuela (C.I.) Ltd. ("Venezuela C.I.") and Maxus Venezuela S.A. ("Venezuela S.A."). The assets of Maxus Bolivia consisted of all of the former assets and operations of Maxus in Bolivia, including the interests of Maxus in the Surubi Field and Secure and Caipipendi Blocks. The assets of Venezuela C.I. and Venezuela S.A. consisted of all of the former assets and operations of Maxus in Venezuela, except those held through Maxus Guarapiche Ltd. ("Maxus Guarapiche"), including the interests of Maxus in the Quiriquire Unit.

  In January 1996, the Company and its partners were successful in acquiring the highly prospective Guarapiche block in Venezuela's first auction awards for equity production in over 20 years. Guarapiche is located on the same trend as the five billion barrel El Furrial field in northeastern Venezuela. In July 1996, the Company, together with its partners, paid $109 million (approximately $27 million net to the Company) to the Venezuelan Government for rights to explore the Guarapiche block. While not a part of the above-described sale transaction, effective September 1, 1996, Seller sold all of the capital stock of Maxus Guarapiche to International for $26 million which represented the carrying amount of Maxus Guarapiche on the financial reporting books of Seller as of August 31, 1996. Maxus Guarapiche had a 25% interest in the Guarapiche Block.

  Also as part of the general reorganization, on August 13, 1996, Maxus redeemed all of its outstanding shares of $4.00 Preferred Stock at a price of $50 per share plus accrued and unpaid dividends (approximately $221 million in the aggregate). The excess of the redemption price over the carrying value of the $4.00 Preferred Stock resulted in an increase in the Company's accumulated deficit of $214 million. The Company used a portion of the proceeds from the sale of all the issued and outstanding shares of capital stock of International as well as an advance from YPF of approximately $56 million to redeem the $4.00 Preferred Stock.

  As a further part of the reorganization, the Company transferred certain liabilities related to environmental matters to Chemical Land Holdings, Inc. ("CLH"), an indirect subsidiary of YPF, effective as of August 1, 1996. In connection with this transfer, CLH assumed (the "Assumption") the liabilities so transferred and YPF committed to contribute to the capital of CLH up to $108 million, which amount will enable CLH to satisfy its obligations under the Assumption based on the Company's reserves established in respect of the assumed liabilities as of July 31, 1996, plus provide funding for certain operating expenses budgeted by CLH from time to time.

 Exploration and Production--International

  The Company's foreign petroleum exploration, development and production activities are subject to political and economic uncertainties, expropriation of property and cancellation or modification of contract rights, foreign exchange restrictions and other risks arising out of foreign governmental sovereignty over the areas in which the Company's operations are conducted, as well as risks of loss in some countries due to changes in governments, civil strife, acts of war, guerrilla activities and insurrection.

 Indonesia

  The Company has interests in production sharing contracts with Pertamina, Indonesia's state oil company, for the exploration, development and production of oil and gas in two primary areas in the Java Sea--Southeast Sumatra and Northwest Java. These areas accounted for 77% of the Company's total net production of oil during 1996. The Company's working interest in the Southeast Sumatra production sharing contract is 55.7% and in the Northwest Java production sharing contract is 24.3%. The Company is the operator of the Southeast Sumatra block, and Atlantic Richfield Company ("ARCO") is the operator of the Northwest Java block.

  The Indonesian production sharing contracts allow the Company to recover, subject to available production, tangible and intangible costs of exploration, intangible costs of production and operating costs on a current basis and tangible costs of production generally over a seven-year period. After recovery of those costs and fulfillment of a domestic market obligation for oil, in 1996 the contractors received 34% of the oil produced and 79.5% of the gas produced before Indonesian taxes, the statutory rate for which is approximately 56%. The Southeast Sumatra and Northwest Java production sharing contracts extend to 2018 and 2017, respectively.

  The Company has gas projects in both the Northwest Java and Southeast Sumatra contract areas. In 1992, ARCO began developing gas reserves in Northwest Java. Production from this project, which began delivery to Jakarta in 1993, averaged 322.2 million cubic feet per day ("mmcfpd") (gross) during 1996. In Southeast Sumatra, where the Company has certified (but not included in its proved reserves because of an absence of a contract of sale) 300 billion cubic feet ("bcf") of gross gas reserves, the Company is negotiating with Pertamina for domestic gas sales contracts to supply expanding West Java markets. Although the Company cannot give any assurance that a contract will ultimately be signed, management currently believes that these negotiations will lead to a satisfactory gas sales contract and a profitable market for the Company's Southeast Sumatra natural gas.

  During 1996, five exploration and 22 development wells were drilled in the Northwest Java contract area. During the year, 33.6 million barrels (gross) of oil and 96.3 bcf (gross) of gas were added to proved reserves. Also during 1996, the Company drilled six exploration and 25 development wells in the Southeast Sumatra contract area which added 45.3 million barrels (gross) of proved oil reserves. Southeast Sumatra 1996 gross production remained essentially unchanged from 1995 production. Natural declines were offset by new production resulting from the introduction of horizontal well technology and use of high volume electrical submersible pumps combined with an active drilling program. Two large 3D seismic surveys were also completed in the Southeast Sumatra block in 1996.

  Reserve additions replaced 90% of the gross production of oil for the Southeast Sumatra block and 90% of the gross oil and gas produced in the Northwest Java block in 1996. The Company plans to drill nine exploration wells in the Southeast Sumatra block and nine exploration wells in the Northwest Java block in 1997. At the same time, the Company has increased capital expenditures for development drilling to boost current production. Major efforts are underway to reduce development and lifting costs and secure operating conditions to commercialize small oil accumulations discovered in previous years that were formerly considered uneconomic.

 Ecuador

  The Company is the operator of and has a 35% working interest in the Block 16 project ("Block 16") in eastern Ecuador from which production began in 1994. A total of 14 wells were drilled on the Block in 1996: eight delineation wells in the Daimi Field, four delineation wells in the Ginta Field and two disposal wells in the WIPS1 pad. Additionally, 20 completions and 23 workovers were performed during 1996.

  During 1996, the construction of the Southern Production Facilities continued, with Phase I of the project being completed. These facilities are scheduled to begin operations in July 1997 and are expected to allow a production capacity increase from 45,000 barrels of oil per day to 65,000 barrels of oil per day. During 1996, pipeline capacity available to the Company was sufficient to transport only about 60% to 80% of the oil which the Company was capable of producing daily in Ecuador. Due to decreased usage during the first quarter of 1997 by PetroEcuador, the state oil company, however, pipeline capacity has been available to transport close to 100% of the oil which the Company is capable of producing daily. It is not known whether this availability is temporary and, if permanent, whether it will be adequate to accommodate the expected increased production in mid-1997. Additionally, the Ecuadorian Government has announced its intention to solicit bids in early 1997 for the construction of a new pipeline system and expects completion of the pipeline within 18 to 24 months from the date of execution of a contract. The impact, if any, which a recent change in the country's political leadership will have on these plans to solicit such bids is not known.

  On August 10, 1996, a new administration was inaugurated in Ecuador and on August 20, 1996, the new Energy Minister announced his intention to cancel the Company's risk service contract unless the Company and the other members of its consortium for Block 16 agreed to convert such contract into a production sharing contract. On December 27, 1996, the Company and the Government entered into a new contract effective January 1, 1997 governing Block 16. The principal difference between the two contracts is the manner in which the consortium's costs in Block 16 are recovered. Under the former contract, the Company had the right to recover its investment before the Government began to share in significant proceeds from the sale of production; under the new contract, the Government receives a royalty, and the Company's recovery of its investment is out of the proceeds after deducting such royalty. Previous administrations had signaled their dissatisfaction with the former arrangement and in recent years a series of auditing, contract administration and certification of new field disputes had arisen that made it increasingly difficult to develop Block 16. The new contract also resolves certain outstanding disputes and amends the prior agreement in various other ways, some of which are expected to significantly improve the Company's current and future operating costs. The Company believes that the new contract permits the Company to go forward with the development of Block 16 and permits it to do so on a more cost-effective basis, subject to the eventual permanent increase of pipeline capacity discussed above.

  The Company's program spending in Ecuador was reduced from $32 million in 1995 to $17 million in 1996. For 1997, the program spending will be increased to approximately $23 million mainly due to the planned completion of Southern Production Facilities and use of horizontal drilling in the Tivacuno Field.

 Exploration and Production--Domestic

  Through its wholly owned subsidiary, Midgard Energy Company ("Midgard"), the Company currently focuses its domestic exploration and production efforts in the Texas Panhandle and western Oklahoma where it has substantial investments in natural gas gathering systems that are used to aggregate gas produced and purchased by the Company for processing and resale. The Company owns and operates one gas processing plant in the area: its Sunray plant in Moore County, Texas. The Sunray plant, which was completed in 1993, incorporates state-of-the-art technology, including a cold box for extraction of helium. It can process approximately 200 mmcfpd at peak operation and, as of February 1, 1997, was processing approximately 180 mmcfpd. In December 1996, the Company shut down its gas processing plant in Roger Mills County, Oklahoma, and gas previously processed by that plant is currently being processed at a third party facility. While it has made no decision to reactivate the Roger Mills plant, the Company is evaluating alternatives to relocate the Roger Mills plant to a more strategic location in the Texas Panhandle during 1997.

  In 1996, Midgard continued an aggressive drilling program on its Mid-continent properties, drilling and completing 109 wells compared to 81 wells in 1995. Production for 1996 rose 12% over 1995 rates to an average of 145 mmcfpd and year-end reserves increased 22% from December 31, 1995 to 724 bcf equivalent. Midgard replaced 330% of production during the year at a cost of $0.34 per thousand cubic feet ("mcf") equivalent and, as compared to 1995, reduced unit production costs by 12% and unit gathering costs by 6%.

  For 1997, Midgard's development plans include the continuation of its in-fill drilling program at a level comparable to 1996 and efforts to maximize processed volumes through gathering systems upgrades. Additionally, Midgard expects to pursue strategic acquisition opportunities in the gathering, processing and producing properties sectors, while drilling a portfolio of higher risk and higher potential exploration wells to complement its lower risk in-fill and extension drilling program.

  Midgard has signed a letter of intent with Amoco Production Company concerning the establishment of a partnership with regard to its business and assets. The objective of the partnership is lowering unit costs, creating economies of scale and improving marketing leverage. Establishment of the partnership is subject to execution of definitive agreements and efforts in that regard are currently proceeding.

 Oil and Gas Operations

  Average sales prices and production costs of crude oil and natural gas produced by geographic area for the three months ended March 31, 1995, the nine months ended December 31, 1995 and the year ended December 31, 1996 were as follows:

                                         NINE MONTHS  THREE MONTHS
                             YEAR ENDED     ENDED        ENDED      YEAR ENDED
                            DECEMBER 31, DECEMBER 31,  MARCH 31,   DECEMBER 31,
                                1996         1995         1995         1994
                            ------------ ------------ ------------ ------------
United States
 Average Sales Price
  Crude Oil (per barrel)...    $19.23       $16.29       $16.07       $13.89
  Natural Gas Liquids (per
   barrel).................    $11.94       $10.42       $10.27       $10.02
  Natural Gas Sold (per
   mcf)(a).................    $ 1.83       $ 1.54       $ 1.42       $ 1.89
  Natural Gas Produced (per
   mcf)(b).................    $ 2.31       $ 1.97       $ 1.89       $ 2.10
  Average Production Cost
   (per barrel)(c).........    $ 3.46       $ 3.39       $ 3.74       $ 3.37
Indonesia
 Average Sales Price
  Crude Oil (per barrel)...    $20.32       $17.01       $17.54       $15.61
  Natural Gas Liquids (per
   barrel).................    $14.49       $14.33       $19.19       $ 9.42
  Natural Gas Sold (per
   mcf)(a).................    $ 2.65       $ 2.62       $ 2.65       $ 2.24
  Natural Gas Produced (per
   mcf)(b).................    $ 2.65       $ 2.64       $ 2.73       $ 2.53
  Average Production Cost
   (per barrel)(c).........    $ 7.01       $ 6.44       $ 7.42       $ 6.18
South America
 Average Sales Price
  Crude Oil (per barrel)...    $15.81       $12.79       $12.58       $12.58
  Average Production Cost
   (per barrel)(c).........    $ 4.72       $ 6.30       $ 8.99       $ 9.36

----------

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

  The Company periodically hedges against the effects of fluctuations in the prices of natural gas through price swap agreements and futures contracts. During 1996, a hedging program covered an average of 60% of the Company's United States natural gas production and 35% of its United States natural gas liquids sales. The Company anticipates hedging approximately 85% of its United States natural gas production and 40% of its United States natural gas liquids sales during 1997.

  Information regarding the Company's oil and gas producing activities for the periods indicated is set forth on pages F-27 through F-31 and F-66 through F-69 of this report. The Company's estimates of its net interests in proved reserves at December 31, 1996 are based upon records regularly prepared and maintained by its engineers. In 1996, the Company filed estimates of certain of its proved reserves of crude oil and natural gas in the United States at December 31, 1995 with the United States Department of Energy. The total reserve estimates included therein do not differ by more than 5% from the total reserve estimates for the comparable period for the same reserves included in the Company's filings with the Securities and Exchange Commission.

  The following table shows the Company's average daily sales and net production (after deducting royalty and operating interests of others) by geographic area for the periods presented.

                                         NINE MONTHS  THREE MONTHS
                             YEAR ENDED     ENDED        ENDED      YEAR ENDED
                            DECEMBER 31, DECEMBER 31,  MARCH 31,   DECEMBER 31,
                                1996         1995         1995         1994
                            ------------ ------------ ------------ ------------
United States
 Average Daily Production
  Crude Oil (m barrels)....      1.2          1.1          1.0          2.4
  Natural Gas (mmcf)(a)....      145          130          125          156
 Average Daily Sales
  Natural Gas Liquids (m
   barrels)................      9.9          8.7          8.8          8.2
  Natural Gas (mmcf)(b)....      116          104           98          131
Indonesia
 Average Daily Production
  Crude Oil (m barrels)....     43.6         53.0         52.0         59.3
 Average Daily Sales
  Natural Gas Liquids (m
   barrels)................      2.3          1.7          0.9          2.1
  Natural Gas (mmcf)(b)....       69           61           40           44
South America
 Average Daily Production
  Crude Oil (m barrels)....     11.9         12.4          8.5          4.6
 Average Daily Sales
  Crude Oil (m barrels)....     14.1         10.4          6.9          5.2

----------

(a) Reflects the average amount of daily wellhead production.

(b) Average daily sales volumes for natural gas production, reduced, in those cases where the gas is processed for extraction of natural gas liquids, by the shrinkage resulting therefrom.

  In addition to gathering and processing a substantial part of the Company's own natural gas, the Company purchases natural gas in the Texas Panhandle and western Oklahoma for resale. The majority of this natural gas is processed through the Company's processing facility. The table below reflects the average daily sales and average sales prices received for such purchased natural gas and the natural gas liquids extracted in processing for the periods presented.

                                         NINE MONTHS  THREE MONTHS
                             YEAR ENDED     ENDED        ENDED      YEAR ENDED
                            DECEMBER 31, DECEMBER 31,  MARCH 31,   DECEMBER 31,
                                1996         1995         1995         1994
                            ------------ ------------ ------------ ------------
Average Sales Price
  Natural Gas Liquids (per
   barrel).................    $14.70       $10.57       $10.48       $10.12
  Natural Gas (per mcf)....    $ 2.19       $ 1.42       $ 1.49       $ 1.90
Average Daily Sales
  Natural Gas Liquids (m
   barrels)................       8.6          8.9          9.6          9.7
  Natural Gas (mmcf).......        66           68           69          144

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

  At December 31, 1996, total gross and net productive oil and gas wells, including multiple completions, by geographic area were as follows:

                                                                 WELLS
                                                       -------------------------
                                                           OIL          GAS
                                                       ----------- -------------
                                                       GROSS  NET  GROSS   NET
                                                       ----- ----- ----- -------
Oil and Gas Wells
  United States.......................................   329 229.1 1,547 1,187.6
  Indonesia...........................................   770 300.2    10     2.4
  South America.......................................    33  11.6     0     0.0
                                                       ----- ----- ----- -------
    Total............................................. 1,132 540.9 1,557 1,190.0
Multiple Completions
  United States.......................................     0   0.0    31    14.7
  Indonesia...........................................    93  22.6     0     0.0
                                                       ----- ----- ----- -------
    Total.............................................    93  22.6    31    14.7

  At December 31, 1996, total gross and net developed and undeveloped acreage by geographic area was as follows:

                                               UNITED             SOUTH   OTHER
                                               STATES  INDONESIA AMERICA FOREIGN
                                               ------- --------- ------- -------
Gross Acres
  Developed Acres............................. 557,717   143,738   5,160       0
  Undeveloped Acres........................... 310,141 7,027,662 506,137 971,587
                                               ------- --------- ------- -------
    Total..................................... 867,858 7,171,400 511,297 971,587
Net Acres
  Developed Acres............................. 469,612    54,254   1,806       0
  Undeveloped Acres........................... 176,242 2,543,306 177,148 582,952
                                               ------- --------- ------- -------
    Total..................................... 645,854 2,597,560 178,954 582,952

 Exploration and Development Activities

  Drilling activities of the Company for each year in the three-year period ended December 31, 1996 are summarized by geographic area in the following table:

                                                             FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                            ----------------------
                                                             1996    1995    1994
                                                            ------  ------  ------
Gross wells drilled(*)
 United States
  Exploratory
   Oil.....................................................      0       0       0
   Gas.....................................................      0       0       1
   Dry.....................................................      0       2       6
                                                            ------  ------  ------
    Total..................................................      0       2       7
  Development
   Oil.....................................................      8       3       2
   Gas.....................................................     96      73      44
   Dry.....................................................      5       5       4
                                                            ------  ------  ------
    Total..................................................    109      81      50
 Indonesia
  Exploratory
   Oil.....................................................      1       0       3
   Gas.....................................................      0       0       0
   Dry.....................................................     10      12       7
                                                            ------  ------  ------
    Total..................................................     11      12      10
  Development
   Oil.....................................................     45      35      38
   Gas.....................................................      4       0       1
   Dry.....................................................      1       2       2
                                                            ------  ------  ------
    Total..................................................     50      37      41
 South America
  Exploratory
   Oil.....................................................      4       1       1
   Gas.....................................................      0       0       0
   Dry.....................................................      0       1       0
                                                            ------  ------  ------
    Total..................................................      4       2       1
  Development
   Oil.....................................................     16      17      13
   Gas.....................................................      0       0       0
   Dry.....................................................      0       0       0
                                                            ------  ------  ------
    Total..................................................     16      17      13
 Other Foreign
  Exploratory
   Oil.....................................................      0       0       0
   Gas.....................................................      0       0       0
   Dry.....................................................      1       3       0
                                                            ------  ------  ------
    Total..................................................      1       3       0

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                               1996  1995  1994
                                                              ------ ------------
  Development
   Oil.......................................................      0     0     0
   Gas.......................................................      0     0     0
   Dry.......................................................      0     0     0
                                                              ------ ----- -----
    Total....................................................      0     0     0
Net Wells Drilled*
 United States
  Exploratory
   Oil.......................................................    0.0   0.0   0.0
   Gas.......................................................    0.0   0.0   1.0
   Dry.......................................................    0.0   1.5   3.5
                                                              ------ ----- -----
    Total....................................................    0.0   1.5   4.5
  Development
   Oil.......................................................    7.9   3.0   0.2
   Gas.......................................................   89.4  65.7  22.1
   Dry.......................................................    5.0   5.0   1.6
                                                              ------ ----- -----
    Total....................................................  102.3  73.7  23.9
 Indonesia
  Exploratory
   Oil.......................................................    0.6   0.0   0.7
   Gas.......................................................    0.0   0.0   0.0
   Dry.......................................................    4.3   6.4   3.3
                                                              ------ ----- -----
    Total....................................................    4.9   6.4   4.0
  Development
   Oil.......................................................   20.0  14.5  17.1
   Gas.......................................................    1.0   0.0   0.2
   Dry.......................................................    0.6   1.1   0.5
                                                              ------ ----- -----
    Total....................................................   21.6  15.6  17.8
 South America
  Exploratory
   Oil.......................................................    1.4   0.4   0.4
   Gas.......................................................    0.0   0.0   0.0
   Dry.......................................................    0.0   0.6   0.0
                                                              ------ ----- -----
    Total....................................................    1.4   1.0   0.4
  Development
   Oil.......................................................    5.6   7.2   4.6
   Gas.......................................................    0.0   0.0   0.0
   Dry.......................................................    0.0   0.0   0.0
                                                              ------ ----- -----
    Total....................................................    5.6   7.2   4.6
 Other Foreign
  Exploratory
   Oil.......................................................    0.0   0.0   0.0
   Gas.......................................................    0.0   0.0   0.0
   Dry.......................................................    1.0   2.6   0.0
                                                              ------ ----- -----
    Total....................................................    1.0   2.6   0.0

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                           ----------------------
                                                            1996    1995    1994
                                                           ------  ------  ------
  Development
   Oil....................................................    0.0     0.0     0.0
   Gas....................................................    0.0     0.0     0.0
   Dry....................................................    0.0     0.0     0.0
                                                           ------  ------  ------
    Total.................................................    0.0     0.0     0.0

----------
 * "Gross" wells means all wells in which the Company has an interest. "Net" wells means gross wells after deducting interests of others.

  At December 31, 1996, the Company was participating in the drilling of 7 gross and 6.3 net wells in the United States, 4 gross and 1.6 net wells in Indonesia and 3 gross and 1.5 net wells in areas outside the United States other than Indonesia.

 Competition and Markets

  The primary markets for the Company's Indonesian oil production are the Pacific Rim countries, including Japan, China and Indonesia. The continued increasing environmental consciousness of this region has resulted in premium prices for low sulfur oil such as that produced from the Southeast Sumatra and Northwest Java areas. The Company has ongoing business relationships with government oil companies, utilities, refiners and trading companies which are expected to continue to facilitate sales in this area.

  The Company believes the long-term potential for natural gas demand growth in North America remains positive for several reasons. Chief among these reasons are the environmental advantages of natural gas relative to other energy sources, opportunities for natural gas as a result of the deregulation of the electrical generating industry and natural gas' favorable position with regard to the anticipated decommission of a number of nuclear power plants. Natural gas prices, however, remained volatile during 1996, especially during the first and fourth quarters. Cold winter weather coupled with low storage levels contributed to regional price imbalances.

  The Company's domestic natural gas reserve base and production is concentrated in its Mid-continent division (Midgard), which encompasses Anadarko Basin production in the Texas Panhandle and western Oklahoma areas. The Company's Sunray gas plant is located in Moore County, Texas and is directly connected to three major interstate pipelines. This multiple pipeline access provides the Company with the ability to maximize the value of natural gas from this plant.

  During 1996, the Company elected to decrease emphasis on its national natural gas marketing efforts to local distribution companies, industrial customers and utility companies due to the decline in value associated with the services demanded by these markets and the increased cost and investment required in providing those services. The Company has instead elected to pursue an arrangement to sell a portion of its gas to a larger natural gas marketing concern at a price competitive with prices received in direct marketing without the cost and investment associated with direct marketing. The Company continues to emphasize its natural gas sales for agricultural purposes and for supply to local area markets. Approximately 15% of the Company's natural gas sales in 1996 were made directly to local gas distribution companies and industrial and agricultural users through term contracts, and the remaining 85% was sold on the spot market.

  The Company sells crude oil, natural gas and natural gas liquids to an assortment of customers including refinery, industrial and agricultural type customers. Oil and gas are commodities and the Company's production represents only a small fraction of the total market for these products. As a result, the prices the Company receives depend primarily on the relative balance between supply and demand for these products.

  The world oil market continues to be subject to uncertainty. World crude supplies during 1996 were tighter than most analysts had predicted and consequently prices were higher. The Iraqi "oil for food" sales were repeatedly delayed and non-OECD demand was consistently underestimated. The prospect of Iraqi sales depressed the medium term futures prices relative to the short term, discouraging refiners from holding inventory. The lack of inventory, in turn, contributed to increased price volatility. Limited Iraqi sales returned in December 1996 and North Sea production is currently at record high levels. Prices declined during the first quarter of 1997 and are expected to continue to be volatile in the near future.

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

  In addition, the Company agreed to indemnify Chemicals and Occidental for 50% of certain environmental costs incurred by Chemicals for which notice is given to the Company within 10 years after the Closing Date on projects involving remedial activities relating to chemical plant sites or other property used in the conduct of the business of Chemicals as of the Closing Date and for any period of time following the Closing Date, with the Company's aggregate exposure for this cost sharing being limited to $75 million. The total expended by the Company under this cost sharing arrangement was about $42 million as of December 31, 1996. Occidental

Chemical Corporation ("OxyChem"), a subsidiary of Occidental, and Henkel Corporation ("Henkel"), an assignee of certain of Occidental's rights and obligations, filed a declaratory judgment action in Texas state court with respect to the Company's agreement in this regard. The lower court found in favor of Occidental and Henkel, and the Company has appealed the judgment. (See "Item 3. Legal Proceedings".)

  In connection with the spin-off of Diamond Shamrock R&M, Inc., now known as Ultramar Diamond Shamrock Corporation ("DSI"), in 1987, the Company and DSI agreed to share the costs of losses (other than product liability) relating to businesses disposed of prior to the spin-off, including Chemicals. Pursuant to this cost-sharing agreement, the Company bore the first $75 million of such costs and DSI bore the next $37.5 million. Thereafter, such ongoing costs were borne one-third by DSI and two-thirds by the Company until DSI had borne an additional $47.5 million. As of December 31, 1996, DSI had fulfilled its remaining responsibility under the cost-sharing arrangement, and it has no further obligation thereunder.

  During 1996, the Company spent $8 million in environmental related expenditures in its oil and gas operations. Expenditures for 1997 are expected to be approximately $13 million.

  For the seven months ended July 31, 1996, the Company's total expenditures for environmental compliance for disposed of businesses, including Chemicals, were approximately $13 million, $5 million of which was recovered from DSI under the above described cost-sharing arrangement.

  At December 31, 1996, reserves for the environmental contingencies discussed herein totaled $101.6 million. Management believes it has adequately reserved for all environmental contingencies which are probable and can be reasonably estimated; however, changes in circumstances could result in changes, including additions, to such reserves in the future.

  The Company transferred certain liabilities related to environmental matters to CLH effective as of August 1, 1996. In connection with this transfer, CLH assumed (the "Assumption") the liabilities so transferred and YPF committed to contribute capital to CLH up to an amount of $106.9 million that will enable CLH to satisfy its obligations under the Assumption based on the Company's reserves established in respect of the assumed liabilities as of July 31, 1996 plus certain operating expenses budgeted by CLH from time to time. YPF will not be obligated to contribute capital to CLH beyond the amount of its initial undertaking. The Company will remain responsible for any obligations assumed by CLH in the event CLH does not perform or fulfill such obligations. The environmental contingencies discussed herein and the declaratory judgment action filed by OxyChem and Henkel are among the matters for which CLH has assumed responsibility, and the Company transferred to CLH its then remaining rights to recover costs under the arrangement with DSI. The contribution obligation of YPF related to the Assumption was reflected on the Company's financial statements as a long-term and short-term funding guarantee from parent totaling $106.9 million, an increase to deferred income taxes of $37.4 million and an increase to paid-in capital of $69.5 million. At December 31, 1996, the outstanding funding guarantee totaled $102.6 million. Insofar as CLH has assumed the Company's environmental liabilities and YPF has committed to pay for the liabilities, such liabilities are not expected to have an adverse impact on the financial reporting books of the Company.

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

  Newark, New Jersey. A consent decree, previously agreed upon by the U.S. Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection and Energy (the "DEP") and Occidental, as successor to Chemicals, was entered in 1990 by the United States District Court of New Jersey and requires implementation of a remedial action plan at Chemicals' former Newark, New Jersey agricultural chemicals plant. Engineering for such plan, which will include an engineering estimate of the cost of construction, is progressing. Construction is expected to begin in late 1997 or in 1998, cost approximately $23 million and take three to four years to complete. The work is being supervised and paid for by CLH on behalf of the Company pursuant to the Assumption and under the Company's above described indemnification obligation to Occidental. The Company has reserved the estimated costs of performing the remedial action plan and required ongoing maintenance costs.

  Studies have indicated that sediments of the Newark Bay watershed, including the Passaic River adjacent to the plant, are contaminated with hazardous chemicals from many sources. These studies suggest that the older and more contaminated sediments located adjacent to the Newark plant generally are buried under more recent sediment deposits. The Company, on behalf of Occidental, negotiated an agreement with the EPA under which CLH, on the Company's behalf, is conducting further testing and studies to characterize contaminated sediment and biota in a six-mile portion of the Passaic River near the plant site. The stability of the sediments in the entire six-mile portion of the Passaic River study area is also being examined as a part of CLH's studies. The Company currently expects the testing and studies to be completed in 1999 and cost from $4 million to $6 million after December 31, 1996. The Company has reserved for the amount of its estimate of the remaining costs to be incurred in performing these studies. The Company and later CLH have been conducting similar studies under their own auspices for several years. Until these studies are completed and evaluated, the Company cannot reasonably forecast what regulatory program, if any, will be proposed for the Passaic River or the Newark Bay watershed and therefore cannot estimate what additional costs, if any, will be required to be incurred. However, it is possible that additional work, including interim remedial measures, may be ordered with respect to the Passaic River.

  Hudson County, New Jersey. Until 1972, Chemicals operated a chromium ore processing plant at Kearny, New Jersey. According to the DEP, wastes from these ore processing operations were used as fill material at a number of sites in and near Hudson County.

  As a result of negotiations between the Company (on behalf of Occidental) and the DEP, Occidental signed an administrative consent order with the DEP in 1990 for investigation and remediation work at certain chromite ore residue sites in Kearny and Secaucus, New Jersey. The work is presently being performed by CLH on behalf of the Company and Occidental, and CLH is funding Occidental's share of the cost of investigation and remediation of these sites. The Company is currently providing financial assurance for performance of the work in the form of a self-guarantee in the amount of $20 million subject to the Company's continuing ability to satisfy certain financial tests specified by the State. This financial assurance may be reduced with the approval of the DEP following any annual cost review. While the Company and CLH have participated in the cost of studies and CLH is implementing interim remedial actions and conducting remedial investigations and feasibility studies, the ultimate cost of remediation is uncertain. The Company anticipates CLH will submit its remedial investigation and feasibility study report to the DEP in 1997. The results of the DEP's review of this report could increase the cost of any further remediation that may be required. The Company has reserved its best estimate of the remaining cost to perform the investigations and remedial work as being approximately $47 million at December 31, 1996. In addition, the DEP has indicated that it expects Occidental and the Company to participate with the other chromium manufacturers in the funding of certain remedial activities with respect to a number of so-called "orphan" chrome sites located in Hudson County, New Jersey. Occidental and the Company have declined participation as to those sites for which there is no evidence of the presence of residue generated by Chemicals. The Governor of New Jersey issued an Executive Order requiring state agencies to provide specific justification for any state requirements more stringent than federal requirements. The DEP has indicated that it may be revising its soil action level upwards towards the higher soil screening levels proposed by the EPA in 1994.

  Painesville, Ohio. From about 1912 through 1976, Chemicals operated manufacturing facilities in Painesville, Ohio. The operations over the years involved several discrete but contiguous plant sites over an area of about 1,300 acres. The primary area of concern historically has been Chemicals' former chromite ore processing plant (the "Chrome Plant"). For many years, the site of the Chrome Plant has been under the administrative control of the EPA pursuant to an administrative consent order under which Chemicals is required to maintain a clay cap over the site and to conduct certain ground water and surface water monitoring. Many other sites have previously been clay-capped and one specific site, which was a waste disposal site from the mid-1960s until the 1970s, has been encapsulated and is being controlled and monitored. In 1995, the Ohio Environmental Protection Agency (the "OEPA") issued its Directors' Final Findings and Order (the "Director's Order") by consent ordering that a remedial investigation and feasibility study (the "RIFS") be conducted at the former Painesville plant area. The Company has agreed to participate in the RIFS as required by the Director's Order. It is estimated that the total cost of performing the RIFS will be $5 million to $8 million over the next three years. In spite of the many remedial, maintenance and monitoring activities performed, the former Painesville plant site has been proposed for listing on the National Priority List under CERCLA; however, the EPA has stated that the site will not be listed so long as it is satisfactorily addressed pursuant to the Director's Order and OEPA's programs. The Company has reserved for the amount of its estimated share of the cost to perform the RIFS. The scope and nature of any further investigation or remediation that may be required cannot be determined at this time; however, as the RIFS progresses, the Company will continuously assess the condition of the Painesville plant site and make any changes, including additions, to its reserve as may be required. The Company's obligations regarding the Chrome Plant described above have been assumed by CLH pursuant to the Assumption.

  Other Former Plant Sites. Environmental remediation programs are in place at all other former plant sites where material remediation is required in the opinion of the Company. Former plant sites where remediation has been completed are being maintained and monitored to insure continued compliance with applicable laws and regulatory programs. The Company has reserved for its estimated costs related to these sites, none of which individually is material.

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

  3. Chemical Control Site; Elizabeth, New Jersey. The PRPs and the EPA have settled the federal claims for cost recovery and site remediation, and remediation is now complete. The DEP has demanded of PRPs (including Chemicals) reimbursement of the DEP's alleged $34 million (including interest through December 31, 1995) in past costs for its partial cleanup of this site. Based on the previous allocation formula, it is expected that Chemicals' share of any money paid to the DEP for its claim would be approximately two percent. The Company has fully reserved its estimated liability for this site.

 Employees

  As of December 31, 1996, the Company had approximately 2,027 employees.

ITEM 3. LEGAL PROCEEDINGS.

  In 1995, OxyChem filed suit in Texas state court seeking a declaration of certain of the parties' rights and obligations under the sales agreement pursuant to which the Company sold Chemicals to Occidental. Henkel joined in said lawsuit as a plaintiff in January 1996. Specifically, OxyChem and Henkel are seeking a declaration that the Company is required to indemnify them for 50% of certain environmental costs incurred on projects involving remedial activities relating to chemical plant sites or other property used in connection with the business of Chemicals on the Closing Date which relate to, result from or arise out of conditions, events or circumstances discovered by OxyChem or Henkel and as to which the Company is provided written notice by OxyChem or Henkel prior to the expiration of ten years following the Closing Date, irrespective of when OxyChem or Henkel incurs and gives notice of such costs, subject to an aggregate $75 million cap. The court denied the Company's motion for summary judgment and granted OxyChem's and Henkel's joint motion for summary judgment, thereby granting OxyChem and Henkel the declaration they sought. The Company believes the court's orders are erroneous and has appealed.

  The Company has established reserves based on its 50% share of remaining costs expected to be paid or incurred by OxyChem and Henkel prior to September 4, 1996, the tenth anniversary of the Closing Date. As of December 31, 1996, the Company and CLH on its behalf had paid OxyChem and Henkel a total of approximately $42 million against the $75 million cap and, based on OxyChem's and Henkel's historical annual expenditures, the Company had approximately $4 million reserved. The Company cannot predict with any certainty what portion of the approximately $29 million unreserved portion of the $33 million amount remaining at December 31, 1996, OxyChem and Henkel may incur; however, OxyChem and Henkel have asserted in court that the entire amount will be spent. In the event that the Company does not prevail in its appeal, it could be required to pay up to approximately $29 million in additional costs which have not been reserved related to this indemnification. CLH has assumed, pursuant to the Assumption, responsibility for this litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

  Inapplicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  There is no established public trading market for the Common Stock. At March 1, 1997, YPF was the sole holder of record of the Common Stock.

  Midgard, a subsidiary of the Company, is party to a credit agreement which places certain restrictions on its ability to make or declare certain payments, advances and loans specified therein, including dividends to the Company. (For a further description of such credit agreement, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Significant Events 1995".) While these restrictions could impact the ability of the Company to pay dividends on its Common Stock, the Company has paid no such dividends since 1987, and cash flows are currently being dedicated to exploration and development projects rather than to such payment. The Company intends to continue paying regular quarterly dividends on its only other equity issue currently outstanding, the $2.50 Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA.

                          FIVE-YEAR FINANCIAL SUMMARY
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                    NINE MONTHS   THREE MONTHS
                                       ENDED         ENDED
                                    DECEMBER 31,   MARCH 31,
                            1996        1995          1995       1994      1993      1992
                          --------  ------------  ------------ --------  --------  --------
OPERATIONS
Sales and operating
 revenues...............  $  718.0    $  463.8      $  142.5   $  682.1  $  786.7  $  718.4
Net income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............      20.6        (73.7)       (56.9)     (22.7)    (37.9)     74.2
Extraordinary item......      (5.6)                                          (7.1)
Cumulative effect of
 change in accounting
 principle..............                                                     (4.4)
                          --------    --------      --------   --------  --------  --------
Net income (loss).......  $   15.0     $  (73.7)    $  (56.9)  $  (22.7) $  (49.4) $   74.2
FINANCIAL POSITION
Current assets..........  $  314.7    $  266.4      $  394.6   $  441.9  $  404.7  $  391.2
Current liabilities.....     354.8        306.4        224.3      171.0     263.4     327.9
Properties and
 equipment, less
 accumulated
 depreciation, depletion
 and amortization.......   2,022.2     2,363.6       1,110.7    1,088.4   1,305.6   1,138.3
Total assets............   2,456.5      2,716.8      1,692.1    1,706.7   1,987.4   1,811.6
Long-term debt,
 including current
 portion................   1,270.7      1,295.5        975.6      975.6   1,055.1     829.4
Deferred income taxes...     502.7        551.2        199.7      199.3     198.3     152.9
Redeemable preferred
 stock..................      62.5        125.0        125.0      125.0     250.0     250.0
Stockholders' equity....     148.9        240.0         13.5       91.1     147.9     171.6
OTHER DATA
Expenditures for
 properties and
 equipment--including
 dry hole costs.........  $  203.3    $  137.4      $   53.6   $  166.2  $  340.0  $  261.1
Total exploration and
 development
 expenditures (whether
 capitalized or
 expensed)..............     219.0        165.5         60.6      197.1     376.8     256.7
Preferred dividends
 paid...................      27.4          28.8         9.6       43.6      41.7      41.7
Depreciation, depletion
 and amortization.......     168.9        142.1         29.9      140.2     153.6     174.4
PER COMMON SHARE
Net income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............  $             $           $  (0.49)  $  (0.49) $  (0.60) $   0.27
Extraordinary item......                                                    (0.05)
Cumulative effect of
 change in accounting
 principle..............                                                    (0.03)
                          --------    --------      --------   --------  --------  --------
Net income (loss).......  $             $           $  (0.49)  $  (0.49) $  (0.68) $   0.27

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Significant Events 1996

  On June 18, 1996, Maxus Energy Corporation (the "Company" or "Maxus") announced a reorganization which included the sale of three of its subsidiaries holding certain Bolivian and Venezuelan assets to YPF Sociedad Anonima ("YPF"), the redemption of the outstanding shares of $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock") and the transfer to a YPF subsidiary of a Maxus subsidiary that assumed certain liabilities related to environmental matters.

  On July 1, 1996, Maxus International Energy Company ("Seller"), a wholly owned subsidiary of Maxus, sold all of the issued and outstanding shares of capital stock of its wholly owned subsidiary, YPF International Ltd. ("International"), to YPF, pursuant to a Stock Purchase and Sale Agreement by and between YPF and Seller. The sole assets of International at the time of the transaction were all of the issued and outstanding shares of capital stock of Maxus Bolivia, Inc. ("Maxus Bolivia"), Maxus Venezuela (C.I.) Ltd. ("Venezuela C.I.") and Maxus Venezuela S.A. ("Venezuela S.A."). The assets of Maxus Bolivia consisted of all of the former assets and operations of Maxus in Bolivia, including the interests of Maxus in the Surubi Field and Secure and Caipipendi Blocks. The assets of Venezuela C.I. and Venezuela S.A. consisted of all of the former assets and operations of Maxus in Venezuela, except those held through Maxus Guarapiche Ltd. ("Maxus Guarapiche"), including the interests of Maxus in the Quiriquire Unit.

  The purchase price for the outstanding shares of capital stock of International was $266.2 million which represented the carrying amount of International on the financial reporting books of Seller as of June 30, 1996. Maxus used the proceeds from this transaction for general corporate purposes, including the redemption of its $4.00 Preferred Stock, which is discussed below.

  While not a part of the above-described sale transaction, effective September 1, 1996, Seller sold all of the capital stock of Maxus Guarapiche to International for $26 million which represented the carrying amount of Maxus Guarapiche on the financial reporting books of Seller as of August 31, 1996. Maxus Guarapiche had a 25% interest in the Guarapiche Block, an exploration block, in Venezuela.

  Also as part of the general reorganization, on August 13, 1996 Maxus redeemed all of its outstanding shares of $4.00 Preferred Stock at a price of $50 per share plus accrued and unpaid dividends (approximately $221 million in the aggregate). The excess of the redemption price over the carrying value of the $4.00 Preferred Stock resulted in an increase in the Company's accumulated deficit of $214 million. The Company used a portion of the proceeds from the sale of all of the issued and outstanding shares of capital stock of International as well as an advance from an indirect, wholly owned subsidiary of YPF, YPF Holdings, Inc. ("Holdings"), of approximately $56 million to redeem the $4.00 Preferred Stock.

  As a further part of the reorganization, the Company transferred certain liabilities related to environmental matters to Chemical Land Holdings, Inc. ("CLH"), an indirect subsidiary of YPF, effective as of August 1, 1996. In connection with this transfer, CLH assumed (the "Assumption") the liabilities so transferred and YPF committed to contribute capital (the "Contribution Agreement") to CLH up to an amount of $107 million that will enable CLH to satisfy its obligations under the Assumption based on the Company's reserves established in respect of the assumed liabilities as of July 31, 1996 plus certain operating expenses budgeted by CLH from time to time. YPF will not be obligated to contribute capital to CLH beyond the amount of its initial undertaking. The Company will remain responsible for any obligations assumed by CLH in the event CLH does not perform or fulfill such obligations. CLH has assumed responsibility for, among other things, the environmental contingencies discussed in "Environmental Matters" below and a declaratory judgment action discussed in "Legal Proceedings" below, and the Company transferred to CLH its remaining rights to recover costs under a cost-sharing arrangement with Ultramar Diamond Shamrock Corporation.

  The contribution obligation of YPF related to the Assumption was reflected on the Company's financial statements as a long-term and short-term funding guarantee from parent totaling $107 million, an increase to deferred income taxes of $37 million and an increase to paid-in capital of $70 million. At December 31, 1996, the outstanding funding guarantee totaled $103 million. Insofar as CLH has assumed the Company's environmental liabilities and YPF has committed to pay for the liabilities, such liabilities are not expected to have an adverse impact on the financial reporting books of the Company.

  Under the terms of the Contribution Agreement, Maxus agreed that any contributions to the equity capital of CLH by YPF shall reduce the obligation of YPF to capitalize Maxus pursuant to the Agreement of Merger ("Merger Agreement"). During 1996, YPF made capital contributions of $8 million to CLH.

  Effective August 13, 1996, YPF transferred ownership of its shares of the Company's Common Stock to Holdings.

 Significant Events 1995

  On June 8, 1995, a special meeting of the stockholders of the Company was held to approve the Merger Agreement dated February 28, 1995, between the Company, YPF Acquisition Corp. ("YPFA Corp.") and YPF. The holders of the Company's common stock, $1.00 par value per share (the "Shares" or "Common Stock"), and $4.00 Preferred Stock (together with the Shares, the "Voting Shares") approved the Merger Agreement, and YPFA Corp. was merged into the Company (the "Merger") on June 8, 1995 (the "Merger Date").

  The Merger was the consummation of transactions contemplated by a tender offer (the "Offer") which was commenced on March 6, 1995 by YPFA Corp. for all the outstanding Shares at $5.50 per Share. Pursuant to the Offer, in April 1995 YPFA Corp. acquired 120,000,613 Shares representing approximately 88.5% of the then-outstanding Shares of the Company. As a result of the Merger, each outstanding Share (other than Shares held by the YPFA Corp., YPF or any of their subsidiaries or in the treasury of the Company, all of which were canceled in the second quarter of 1995, and Shares of holders who perfected their appraisal rights under Section 262 of the Delaware General Corporation
Law) was converted into the right to receive $5.50 in cash, and YPF became the sole holder of all outstanding Shares.

  The total amount of funds required by YPFA Corp. to acquire the entire common equity interest in the Company, including the purchase of Shares pursuant to the Offer and the payment for Shares converted into the right to receive cash pursuant to the Merger, was approximately $762 million. In addition, YPFA Corp. assumed all outstanding obligations of the Company. On April 5, 1995, YPFA Corp. entered into a credit agreement with lenders for which The Chase Manhattan Bank (National Association) ("Chase") acted as agent, pursuant to which the lenders extended to YPFA Corp. a credit facility for up to $550 million (the "Purchaser Facility"). On April 5, 1995, YPFA Corp. borrowed $442 million under the Purchaser Facility and received a capital contribution of $250 million from YPF. YPFA Corp. used borrowings under the Purchaser Facility and the funds contributed to it by YPF to purchase 120,000,613 Shares pursuant to the Offer. Subsequent to the Merger, these Shares and all other outstanding Shares vested in YPF.

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

  Following the Merger, Chase provided two additional credit facilities aggregating $425 million: (i) a credit facility of $250 million (the "Midgard Facility") extended to Midgard Energy Company, a wholly owned subsidiary of the Company, and (ii) a credit facility of $175 million (the "Indonesian Facility") extended to Maxus Indonesia, Inc., a wholly owned subsidiary of the Company. The proceeds of the loans made pursuant to these facilities were used to repay, in part, the Purchaser Facility, which was assumed by the Company pursuant to the Merger. In addition, the Company applied $8 million of its available cash to repay the Purchaser Facility and used approximately $86 million of its available cash to pay holders of Shares converted into the right to receive cash in the Merger. In December 1996, International, the parent of Holdings, loaned the Company approximately $175 million to repay the Indonesian Facility.

 Significant Events 1994

  Maxus responded to many financial and operational challenges in 1994 which culminated with the Company's agreement to merge with YPF in 1995.

  Financially, significant natural gas and crude oil price declines in 1994 contributed to Maxus' decision to streamline operations by decreasing overhead and operating expenses, lowering program spending and redeeming certain preferred stock. During the second quarter of 1994, the Company also sold its interest in Diamond Shamrock Offshore Partners Limited Partnership ("Offshore Partners") and certain producing oil and gas properties in Maxus' U.S. Southern Division for $325 million net (the "Divested Properties"). Additionally, the Company sold its geothermal subsidiary, Thermal Power Company, for approximately $58 million net in cash and a note for $6.5 million. A portion of the proceeds from these sales was used to reduce debt and redeem 625,000 shares of the $9.75 Preferred Stock for $63 million.

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

 Results for the Twelve Months Ended December 31, 1996

  For the twelve months ended December 31, 1996, Maxus reported net income of $15 million. During 1996, performance improved as higher crude oil, natural gas and natural gas liquids ("NGL") prices, higher natural gas sales volumes and lower costs more than offset higher income taxes resulting from higher operating income. Comparative information for the twelve months ended December 31, 1995 is not presented due to the Merger with YPF which was effective April 1, 1995.

  Sales and Operating Revenues. Sales and operating revenues for the twelve months ended December 31, 1996 were $718 million composed of $404 million from Maxus' Indonesian operations, $233 million from U.S. operations and $81 million from South American operations.

  Maxus' net worldwide crude oil sales volumes averaged 59 thousand barrels per day ("mbpd") during the twelve-month period ended December 31, 1996, which were comprised of 44 mbpd from Maxus' Indonesian operations, 14 mbpd from South American operations and one mbpd from U.S. operations. Maxus' net worldwide crude oil sales volumes declined four mbpd from an average of 63 mbpd during the twelve months ended December 31, 1995 due primarily to lower net crude oil sales in Indonesia. In Northwest Java, 1996 average net crude oil sales declined four mbpd compared to the same period last year due to natural declines in gross crude oil production and lower cost recovery. In Southeast Sumatra, 1996 average net crude oil sales declined six mbpd compared to the same period in 1995 due primarily to lower cost recovery. During 1996, natural declines in gross crude oil production in Southeast Sumatra were offset by new crude oil production resulting from the introduction of horizontal well technology and use of high volume electrical submersible pumps combined with an active drilling program. Partially offsetting the overall decline in Indonesia, average net crude oil sales in South America increased five mbpd from nine mbpd in 1995. In Ecuador, 1996 average net crude oil sales of 10 mbpd were two mbpd higher than 1996 primarily as a result of crude oil production from the Amo, Iro, Ginta and Diami fields. Although Maxus owned an interest in its Bolivian operations for only six months in 1996, average net crude oil sales increased three mbpd from one mbpd for the year ended December 31, 1995 due primarily to the sale of approximately nine months of crude oil inventory to the Bolivian Government during the first quarter of 1996. During the twelve months ended December 31, 1996, Maxus' average worldwide crude oil price of $19.22 per barrel ("bbl") increased $2.77 per bbl from $16.46 per bbl in 1995.

  During the twelve months ended December 31, 1996, average U.S. natural gas sales volumes of 182 mmcfpd increased 11 mmcfpd over the same period a year ago. Continued successful Midgard infill drilling more than offset natural declines from the area during 1996. In the next several years, Maxus expects its Midgard infill drilling program to continue to offset any natural declines. Average U.S. natural gas prices rose significantly, from $1.48 per thousand cubic feet ("mcf") in 1995 to $1.96 per mcf 1996, although this price increase was net of losses of $13 million on natural gas price swap agreements and futures contracts. In Northwest Java, 1996 average net natural gas sales volumes of 69 mmcfpd increased 13 mmcfpd compared to the same period last year as a result of higher natural gas production in connection with new natural gas sales contracts as well as increased demand from existing contracts. Average Northwest Java natural gas prices rose slightly, from $2.63 per mcf in 1995 to $2.65 per mcf in 1996.

  Average 1996 net NGL sales volumes in the U.S. of 19 mbpd were relatively flat compared to the same period last year. Annual 1996 average U.S. NGL prices increased from $10.46 per bbl in 1995 to $13.23 per bbl in 1996, although this price increase was net of losses of $10 million on NGL price swap agreements.

  Costs and Expenses. Costs and expenses were $640 million during the twelve months ended December 31, 1996. Costs and expenses during this period included operating expenses of $202 million; gas purchase costs of $74 million; exploration expenses of $35 million; depreciation, depletion and amortization ("DD&A") of $169 million; interest and debt expenses of $135 million and other costs and expenses totaling $25 million.

  DD&A of $169 million during the twelve-month period ended December 31, 1996, included $43 million of additional DD&A reflecting the impact of the 1995 purchase price allocation which increased the book value of the Company's oil and gas properties and equipment.

  In the twelve-month period ended December 31, 1996, interest and debt expenses of $135 million included $31 million of interest expense associated with the Midgard and Indonesian credit facilities. Also included in interest and debt expenses during this period was $9 million of interest associated with the accretion of discount on the Company's long-term debt which was outstanding prior to the Merger. In 1995, these borrowings were recorded at their fair market value in the purchase method of accounting which resulted in a reduction in their carrying value of $115 million. This reduction in carrying value will continue to be amortized to interest expense over the remaining term of the borrowings.

  Other Revenues, Net. For the twelve months ended December 31, 1996, other revenues, net of $20 million included interest income, a refund from the United Mine Workers Association Combined Benefit Fund of assessments stemming from a discontinued business and litigation proceeds partially offset by a net loss on the sale of fixed assets, a contract signing bonus in Ecuador (See "Future Outlook" below), a performance bonus paid to all Company employees in connection with an incentive program designed to improve the Company's financial performance and certain other miscellaneous expenses.

  Income Taxes. Income tax expense of $78 million for the twelve-month period ended December 31, 1996, included $99 million of current income tax expense primarily from Indonesian operations partially offset by a $21 million deferred tax benefit due primarily to the higher DD&A associated with the increase in book value of the Company's oil and gas properties and equipment as a result of the purchase price allocation in 1995. In the future, the Company expects to realize additional deferred tax benefits as a result of the higher DD&A.

  Extraordinary Item. In December 1996, the Company used the proceeds of a $175 million loan from International to repay the Indonesian Facility. Unamortized debt issue costs associated with this early retirement were recorded as an extraordinary loss of $6 million, net of taxes. The tax impact of this transaction was less than $.1 million.

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

  Maxus' net worldwide crude oil sales volumes averaged 64 mbpd during the nine-month period ended December 31, 1995, which were comprised of 53 mbpd from Maxus' Indonesian operations, 10 mbpd from South American operations and one mbpd from U.S. operations. Maxus' net worldwide crude oil sales volumes increased from an average of 60 mbpd in the third quarter of 1995 to an average of 73 mbpd in the fourth quarter of 1995 due primarily to the recognition of cumulative year-to-date production from the Southern Amo Field in Ecuador in the fourth quarter of 1995, as this production had not previously been approved by the Ecuadorian government, and the sole crude oil sale in Bolivia in October 1995. Despite natural declines in gross crude oil production in Indonesia over the nine months ended December 31, 1995, Indonesian crude oil sales volumes increased slightly due primarily to higher cost recovery. During the nine months ended December 31, 1995, Maxus' average worldwide crude oil price was $16.31 per bbl.

  During the nine-month period ended December 31, 1995, U.S. net natural gas sales volumes averaged 172 mmcfpd and U.S. natural gas prices averaged $1.49 per mcf. Although U.S. natural gas sales volumes remained relatively flat over the nine months ended December 31, 1995, the success of the 1995 Midgard infill drilling program offset the natural declines from the area. Average U.S. natural gas prices rose from $1.40 per mcf in the third quarter of 1995 to $1.64 per mcf in the fourth quarter of 1995 which favorably impacted revenues $4 million. During the nine-month period ended December 31, 1995, Northwest Java net natural gas sales volumes averaged 61 mmcfpd and Northwest Java natural gas prices averaged $2.62 per mcf.

  During the nine months ended December 31, 1995, average NGL net sales volumes in the U.S. were 18 mbpd and U.S. NGL prices averaged $10.49 per bbl.

  Costs and Expenses. Costs and expenses were $536 million during the nine months ended December 31, 1995. Costs and expenses during this period included operating expenses of $174 million; gas purchase costs of $41 million; exploration expenses of $51 million; DD&A of $142 million; interest and debt expenses of $105 million and other costs and expenses totaling $23 million.

  DD&A of $142 million during the nine-month period ended December 31, 1995, included $43 million of additional DD&A reflecting the impact of the purchase price allocation which increased the book value of the Company's oil and gas properties and equipment. The book value of oil and gas properties and equipment increased approximately $1.3 billion as a result of the purchase price allocation.

  In the nine-month period ended December 31, 1995, interest and debt expenses of $105 million included $27 million of interest expense associated with the Purchaser, Midgard and Indonesian credit Facilities. Also included in interest and debt expenses during this period was $6 million of interest associated with the accretion of discount on the Company's long-term debt which was outstanding prior to the Merger. These borrowings were recorded at their fair market value in the purchase method of accounting which resulted in a reduction in their carrying value of $115 million. This reduction in carrying value will be amortized to interest expense over the remaining term of the borrowings.

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

  Net worldwide crude oil production averaged 60 mbpd in the first quarter 1995, compared to 69 mbpd in the same quarter in 1994. Average net domestic crude oil volumes declined four mbpd during the period due to the loss of production from the Divested Properties resulting in lower revenues of $5 million. Net crude oil sales from the Company's Indonesian operations were also down an average of 12 mbpd during the period primarily as a result of lower entitlements due to higher crude oil sales prices and lower production. Offsetting these declines, average net production from South America of seven mbpd provided an additional $8 million of revenues in 1995.

  Average net U.S. natural gas sales for the first quarter of 1995 were 167 mmcfpd, a decrease of 208 mmcfpd as compared to the first quarter 1994 resulting in lower revenues of $42 million. The decline was driven by the loss of production from the Divested Properties and lower volumes of gas purchased for resale. The average gas price received in the U. S. was $1.45 per mcf in the first quarter 1995 as compared to $2.24 per mcf in the same 1994 period.

  Average net Northwest Java natural gas volumes of 40 mmcfpd in the first quarter 1995 were eight mmcfpd higher than the first quarter 1994. Natural gas sales prices improved to an average of $2.65 per mcf during the first quarter 1995 from $1.81 per mcf during the same period in 1994 due to the change in contract terms which increased the price received for "old" gas production from $0.20 per mcf to $2.65 per mcf effective January 1, 1995. The higher Northwest Java natural gas volumes coupled with the higher average natural gas price resulted in increased revenues of $4 million in the first quarter of 1995.

  Average net NGL sales in the U. S. for the first quarter 1995 were 18 mbpd, a slight decrease over the first quarter of 1994. The average sales price for U.S. NGL in the first quarter of 1995 was $10.38 per barrel, an increase of $1.15 per bbl from 1994.

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

  DD&A of $30 million for the first quarter 1995 was $8 million lower than the same period in 1994. Approximately $11 million of this decline represents DD&A from the Divested Properties included in the first quarter of 1994. Partially offsetting this decline was $4 million of DD&A in the first quarter of 1995 associated with South American operations which did not go into production until late 1994.

  Income Taxes. Income tax expense was $19 million and $16 million in the first quarters of 1995 and 1994, respectively. The increase in income tax expense was primarily due to higher Indonesian taxes as a result of increased taxable income from the Company's Indonesian operations.

 Results for the Twelve Months Ended December 31, 1994

  Maxus reported a net loss of $23 million in 1994.

  Sales and Operating Revenues. 1994 sales and operating revenues of $682 million were negatively impacted due primarily to the loss of production from the Divested Properties and lower volumes of purchased gas which were aggregated and sold with the production from the Divested Properties. Additionally, worldwide oil and gas prices fell, which further compounded the loss of revenues. However, initial production from South America and new gas production from Northwest Java added $54 million to revenues during 1994, partially offsetting the overall negative revenue variances.

  The Company's average net crude oil production was 67 mbpd in 1994 which was comprised of 60 mbpd from Maxus' Indonesian operations, five mbpd from South American operations and two mbpd from U.S. operations. Initial production from South American operations commenced during 1994 which favorably impacted revenues by $24 million. Crude oil volumes in the United States were negatively impacted by the loss of production from the Divested Properties. Additionally, crude oil sales from the Company's Indonesian operations reflected the unfavorable impact of temporary production problems in Northwest Java, which were corrected. Maxus' 1994 average worldwide crude price hit a five-year low of $15.31 per bbl.

  Average net U.S. natural gas sales volumes of 275 mmcfpd in 1994 included a decline attributable to the loss of production from the Divested Properties and a decrease in purchased gas volumes which were aggregated and sold with the production from the Divested Properties. Maxus' U.S. natural gas prices averaged $1.95 per mcf in 1994.

  Average net Northwest Java natural gas sales volumes were 44 mmcfpd during 1994. The Company realized an additional $30 million of revenues during 1994 from the Northwest Java gas project, which came on-stream in fourth quarter 1993.

  Average net NGL sales in the U.S. were 17.9 mbpd in 1994 and prices received averaged $10.07 per barrel.

  Costs and Expenses. Costs and expenses, excluding restructuring, were $728 million in 1994. Costs and expenses during this period included operating expenses of $243 million; gas purchase costs of $117 million; exploration expenses of $36 million; DD&A of $140 million; interest and debt expenses of $97 million; an environmental studies and remediation accrual of $60 million and other costs and expenses totaling $35 million. Overall, the favorable impact on costs and expenses related to the Divested Properties was partially offset by additional costs and expenses incurred in South America due to the start-up of production in Ecuador, Bolivia and Venezuela.

  The Company increased its reserve for environmental liabilities in 1994 by $60 million, primarily in response to the EPA's proposed chromium clean-up standards and for additional costs expected to be incurred at the Company's former Newark, New Jersey plant site.

  Restructuring. The 1994 results reflect a $101 million pre-tax net benefit from the Company's restructuring activities, which included a pre-tax gain of $202 million from the sale of the Divested Properties. This gain was partially offset by restructuring costs, including a non-cash, pre-tax $70 million write-off associated with the Company's undeveloped Alaska coal leases. The restructuring also included costs associated with staff reductions and the write-off of non-producing assets outside the Company's core operating areas.

  Other Revenues, Net. Other revenues, net of $9 million in 1994 included primarily interest income partially offset by a net loss on the sale of the Company's geothermal subsidiary, Thermal Power Company.

  Income Taxes. The Company's provision for income taxes of $87 million in 1994 was comprised primarily of current and deferred foreign taxes in Indonesia.

 Liquidity and Capital Resources

  Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to satisfy its financial needs. Maxus' primary needs for cash are to fund its exploration and development program, service debt, pay existing trade obligations, meet redemption obligations on redeemable preferred stock and pay dividends to preferred stockholders. The Company's primary sources of liquidity have been from operating activities, asset sales, debt financing, equity issuances, and capital contributions and cash advances from YPF and its subsidiaries.

  Pursuant to the Merger Agreement, in the event that the Company is unable to meet its obligations as they come due, whether at maturity or otherwise, including, solely for the purposes of this undertaking, dividend and redemption payments with respect to the $9.75 Preferred Stock and the $2.50 Preferred Stock, YPF has agreed to capitalize the Company in an amount necessary to permit the Company to meet such obligations; provided that YPF's aggregate obligation will be: (i) limited to the amount of debt service obligations under the Purchaser Facility, the Midgard Facility and the Indonesian Facility and (ii) reduced by the amount, if any, of capital contributions by YPF to the Company after the Merger Date and by the amount of the net proceeds of any sale by the Company of common stock or non-redeemable preferred stock after the Merger Date. The foregoing obligations of YPF (the "Keepwell Covenant") will survive until June 8, 2004. During the twelve months ended December 31, 1996, YPF made capital contributions to the Company and CLH (see "Significant Events 1996") in the aggregate amount of $64 million and $8 million, respectively. These amounts represent the cumulative contribution received by Maxus and CLH from YPF pursuant to the terms of the Keepwell Covenant. Based on current projections, it is anticipated that YPF will make capital contributions to CLH in the aggregate amount of approximately $25 to $50 million under the Keepwell Covenant during 1997. No such capital contributions to the Company are projected during 1997.

  The Midgard Facility contains restrictive covenants including limitations upon the sale of assets, mergers and consolidations, the creation of liens and additional indebtedness, investments, dividends, the purchase or repayment of subordinated indebtedness, transactions with affiliates and modifications to certain material contracts. The obligors under the Midgard Facility may not permit (a) consolidated tangible net worth to be less than $200 million, plus (or minus) the amount of any adjustment in the book value of assets resulting from the merger of YPFA Corp. into the Company, (b) the ratio of consolidated cash flow to consolidated debt service to be less than 1.1 to 1.0 at the end of any fiscal quarter and (c) the ratio of consolidated cash flow to consolidated interest expense to be less than 1.25 to 1.0 at the end of any fiscal quarter. In addition, mandatory prepayments of the Midgard Facility may be required in connection with certain asset sales and casualty losses, upon the issuance of subordinated indebtedness and in 1997 and in each year thereafter if, after semi-annual review, the agent and the lenders determine that a borrowing base deficiency exists. No borrowing base deficiencies existed at December 31, 1996.

  Maxus has guaranteed the obligations of Midgard under the Midgard Facility (the "Midgard Guaranty"). The Midgard Guaranty contains restrictions upon mergers and consolidations, the creation of liens and the business activities in which Maxus and its subsidiaries may engage. In addition, Midgard is required to be a wholly owned subsidiary of Maxus, except to the extent YPF or a subsidiary of YPF (other than Maxus or a subsidiary of Maxus) makes capital contributions to Midgard.

  In management's opinion, cash on hand and cash from operations will be inadequate to fund the 1997 program spending budget, service debt, meet redemption obligations on redeemable preferred stock and pay preferred stock dividends and trade obligations. It is anticipated that YPF could be required to make cash advances to Maxus in 1997 totaling approximately $150 million to $200 million to help fund the Company's obligations. Actual cash advances made by YPF could vary significantly depending on, among other circumstances, oil and gas prices and program spending commitments.

  Operating Activities. For the twelve months ended December 31, 1996, net cash provided by operating activities was $152 million. Excluding the change in working capital requirements of $27 million, net cash from operating activities was $179 million for the year. Additional working capital was required primarily due to the recognition of deferred revenue in Northwest Java and Bolivia during 1996 as well as higher receivables in Ecuador.

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

  Investing Activities. Expenditures for properties and equipment, including dry hole costs, were $203 million in 1996, a slight increase from 1995. During 1996, the Company focused its spending efforts on developmental drilling in established areas of the United States, Indonesia and Ecuador with the intention of increasing reserves and production in already proven areas. In the U.S., the Company drilled over 100 development wells during 1996, which contributed to the 13% increase in total net production as compared to last year. In addition, due to the increased drilling and detailed engineering work, approximately 174 billion cubic feet of gas reserves were added. During 1996, natural declines in gross crude oil production in the Southeast Sumatra contract area of Indonesia were offset by new crude oil production resulting from the introduction of horizontal well technology combined with an active drilling program. Expenditures for the year also included the acquisition of a 25% interest in the Guarapiche block in Venezuela for $27 million, which was subsequently sold to International (see "Significant Events 1996").

  During 1995, the Company concentrated its capital spending in core areas of the United States, Indonesia and Ecuador plus development of the emerging areas: the Mamore Block in Bolivia and the Quiriquire Block in Venezuela. Spending in 1995 increased modestly compared to 1994, with the largest increase occurring in the U.S. due to the implementation of an aggressive program of infill drilling designed to increase production and cash flow. Only Ecuador experienced lower capital spending in 1995 as spending for major infrastructure and facilities was completed in 1994. Approximately 45% of the 1994 capital spending was for development of oil reserves in South America. Initial production began in the third quarter of 1994 in Ecuador, Bolivia and Venezuela.

  In 1996 the Company sold Maxus Bolivia, Maxus Venezuela, and Maxus Guarapiche to YPF and its subsidiaries for approximately $293 million. The proceeds were used for general corporate purposes, including the redemption of the $4.00 Preferred Stock on August 13, 1996 for $221 million (see "Significant Events 1996"). The Company also received approximately $14 million from the sale of non-oil and gas properties, including the Company's ranch and other real estate holdings.

  In December 1995, the Company sold its overriding royalty interest in the Recetor Block in Colombia to an unrelated party for $25 million. There was no gain or loss recognized on this transaction.

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

  During the second quarter of 1994, Maxus Bolivia signed an agreement to take BHP Petroleum as a partner in its Bolivian oil development project. The Company received $10 million from BHP in exchange for a 50% interest in the project. Also during the second quarter of 1994, Maxus Venezuela signed an agreement with BP Exploracion de Venezuela S.A., granting BP a 45% interest in the Quiriquire Unit in eastern Venezuela. Maxus Venezuela remained the operator with a 50% interest and Otepi Consultores, a Venezuelan company, held the remaining 5%. Both Maxus Bolivia and Maxus Venezuela were sold to YPF in 1996 (see "Significant Events 1996").

  The Company sold its geothermal subsidiary, Thermal Power Company, in September 1994. The sale was for $58 million net in cash and a $7 million promissory note due from the purchaser in 1997. The Company recorded a loss of $13 million on the transaction.

  In 1996, the Company released $47 million of restricted cash of which $26 million had been backing trade letters of credit, $9 million was for assets held in trust as previously required by certain insurance policies, and $8 million had been required by the Indonesian Facility. During 1995, the Company was able to release a significant portion of its restricted cash, of which $48 million supporting letters of credit were released and $17 million of assets held in trust as required by certain insurance policies were released due to YPF's guarantees. Additionally, in 1995, the Company restricted $8 million as required by the Indonesian Facility. During 1994, $36 million in restricted cash backing letters of credit in Venezuela were released when the Company took on a partner and reduced its interest to 50%.

  During 1994, the Company purchased $112 million of short-term investments with the proceeds from the sales of assets. To partially fund the capital program budget and pay Merger-related costs in 1995, the Company liquidated all its short-term investments. Additionally, the Company sold its remaining long-term investment in U.S. Treasury notes for $31 million realizing a gain on the sale of $2 million.

  Financing Activities. In 1996 the Company received capital contributions in the aggregate amount of $64 million from YPF, for which the Company issued to YPF an additional 11,636,363 Shares at $5.50 per Share. The proceeds from this issuance were used for general corporate purposes including the mandatory redemption of 625,000 shares of the $9.75 Preferred Stock for $63 million. As discussed in "Significant Events 1996", the Company also redeemed its outstanding $4.00 Preferred Stock for $221 million (including accrued dividends of approximately $3 million) using proceeds provided by the sale of the Company's Bolivian and Venezuelan assets. International advanced the Company $175 million in the form of a demand note, bearing 5.75% interest compounded annually, to repay the Indonesian Facility. Additionally, the Company repaid $34 million of medium-term notes, which matured in 1996.

  The Company and YPF entered into a loan agreement (the "Loan Agreement") during 1996 to facilitate short-term loans by YPF to the Company and short-term loans by the Company to YPF of excess cash balances. At December 31, 1996, there were no loans outstanding under the Loan Agreement. It is expected that loans will be made by the parties under the loan agreement during 1997; however, the number and amounts thereof are not presently known.

  During 1995, most of Maxus' financing activity was impacted by the Merger. The Company received $851 million from the issuance of debt under the Purchaser Facility and the Midgard and Indonesian credit facilities and a $250 million capital infusion from YPF to partially fund the Merger. In connection with the Merger, the Company also paid $14 million to redeem rights attached to Shares, repaid the Purchaser Facility and, pursuant to the Merger, either assumed or paid $746 million of purchase consideration for the Shares outstanding plus transaction costs.

  During the third quarter of 1995, the Company recorded a $2 million gain which represented the final settlement of the Company's sole interest rate swap agreement prior to its termination. This gain was recorded in other revenues, net. The Company also received a $5 million termination payment, which was deferred.

  During 1994, the Company was able to take advantage of lower interest rates and, at the same time, to extend the average debt maturities. Accordingly, the Company issued $101 million of additional long-term debt. Debt issuances, along with a portion of the proceeds from asset sales, were used to repay approximately $170 million of higher interest debt obligations due 1994 and beyond and to prepay $63 million of $9.75 Preferred Stock due in February 1995.

  In February 1994, the Company redeemed 625,000 shares of $9.75 Preferred Stock for $63 million, using proceeds received in 1993 from the issuance of the $2.50 Preferred Stock in 1993.

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

  In addition, the Company agreed to indemnify Chemicals and Occidental for 50% of certain environmental costs incurred by Chemicals for which notice is given to the Company within 10 years after the Closing Date on projects involving remedial activities relating to chemical plant sites or other property used in the conduct of the business of Chemicals as of the Closing Date and for any period of time following the Closing Date, with the Company's aggregate exposure for this cost sharing being limited to $75 million. The total expended by the Company and CLH on the Company's behalf under this cost sharing arrangement was about $42 million as of December 31, 1996. Occidental Chemical Corporation ("OxyChem"), a subsidiary of Occidental, and Henkel Corporation ("Henkel"), an assignee of certain of Occidental's rights and obligations, filed a declaratory judgment action in Texas state court with respect to the Company's agreement in this regard. The lower court found in favor of Occidental and Henkel and the Company has appealed the judgment (see "Legal Proceedings").

  In connection with the spin-off of Diamond Shamrock R&M, Inc., now known as Ultramar Diamond Shamrock Corporation ("DSI"), in 1987, the Company and DSI agreed to share the costs of losses (other than product liability) relating to businesses disposed of prior to the spin-off, including Chemicals. Pursuant to this cost-sharing agreement, the Company bore the first $75 million of such costs and DSI bore the next $37.5 million. Thereafter, such ongoing costs were borne one-third by DSI and two-thirds by the Company until DSI had borne an additional $47.5 million. As of December 31, 1996, DSI had fulfilled its remaining responsibility under the cost-sharing arrangement, and it has no further obligation thereunder.

  During the twelve months ended December 31, 1996, the Company spent $8 million in environmental related expenditures in its oil and gas operations. Expenditures for 1997 are expected to be approximately $13 million.

  For the seven months ended July 31, 1996, the Company's total expenditures for environmental compliance for disposed of businesses, including Chemicals, were approximately $13 million, $5 million of which was recovered from DSI under the above described cost-sharing arrangement.

  At December 31, 1996, reserves for the environmental contingencies discussed herein totaled $101.6 million. Management believes it has adequately reserved for all environmental contingencies which are probable and can be reasonably estimated; however, changes in circumstances could result in changes, including additions, to such reserves in the future.

  The Company has transferred certain liabilities related to environmental matters to CLH (see "Significant Events 1996") effective as of August 1, 1996. In connection with this transfer, CLH assumed the liabilities so transferred and YPF committed to contribute capital to CLH up to an amount of $106.9 million that will enable CLH to satisfy its obligations under the Assumption based on the Company's reserves established in respect of the assumed liabilities as of July 31, 1996 plus certain operating expenses budgeted by CLH from time to time. YPF will not be obligated to contribute capital to CLH beyond the amount of its initial undertaking. The Company will remain responsible for any obligations assumed by CLH in the event CLH does not perform or fulfill such obligations. The environmental contingencies discussed herein and the declaratory judgment action filed by OxyChem and Henkel are among the matters for which CLH has assumed responsibility, and the Company transferred to CLH its then remaining rights to recover costs under the arrangement with DSI. The contribution obligation of YPF related to the Assumption was reflected on the Company's financial statements as a long-term and short-term funding guarantee from parent totaling $106.9 million, an increase to deferred income taxes of $37.4 million and an increase to paid-in capital of $69.5 million. At December 31, 1996, the outstanding funding guarantee totaled $102.6 million. Insofar as CLH has assumed the Company's environmental liabilities and YPF has committed to pay for the liabilities, such liabilities are not expected to have an adverse impact on the financial reporting books of the Company.

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

  Newark, New Jersey. A consent decree, previously agreed upon by the U.S. Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection and Energy (the "DEP") and Occidental, as successor to Chemicals, was entered in 1990 by the United States District Court of New Jersey and requires implementation of a remedial action plan at Chemicals' former Newark, New Jersey agricultural chemicals plant. Engineering for such plan, which will include an engineering estimate of the cost of construction, is progressing. Construction is expected to begin in late 1997 or in 1998, cost approximately $23 million and take three to four years to complete. The work is being supervised and paid for by CLH, on behalf of the Company pursuant to the Assumption and under the Company's above described indemnification obligation to Occidental. The Company has reserved the estimated costs of performing the remedial action plan and required ongoing maintenance costs.

  Studies have indicated that sediments of the Newark Bay watershed, including the Passaic River adjacent to the plant, are contaminated with hazardous chemicals from many sources. These studies suggest that the older and more contaminated sediments located adjacent to the Newark plant generally are buried under more recent sediment deposits. The Company, on behalf of Occidental, negotiated an agreement with the EPA under which CLH, on the Company's behalf, is conducting further testing and studies to characterize contaminated sediment and biota in a six-mile portion of the Passaic River near the plant site. The stability of the sediments in the entire six-mile portion of the Passaic River study area is also being examined as a part of CLH's studies. The Company currently expects the testing and studies to be completed in 1999 and cost from $4 million to $6 million after December 31, 1996. The Company has reserved for the amount of its estimate of the remaining costs to be incurred in performing these studies. The Company and later CLH have been conducting similar studies under their own auspices for several years. Until these studies are completed and evaluated, the Company cannot reasonably forecast what regulatory program, if any, will be proposed for the Passaic River or the Newark Bay watershed and therefore cannot estimate what additional costs, if any, will be required to be incurred. However, it is possible that additional work, including interim remedial measures, may be ordered with respect to the Passaic River.

  Hudson County, New Jersey. Until 1972, Chemicals operated a chromium ore processing plant at Kearny, New Jersey. According to the DEP, wastes from these ore processing operations were used as fill material at a number of sites in and near Hudson County.

  As a result of negotiations between the Company (on behalf of Occidental) and the DEP, Occidental signed an administrative consent order with the DEP in 1990 for investigation and remediation work at certain chromite ore residue sites in Kearny and Secaucus, New Jersey. The work is presently being performed by CLH on behalf of the Company and Occidental, and CLH is funding Occidental's share of the cost of investigation and remediation of these sites. The Company is currently providing financial assurance for performance of the work in the form of a self-guarantee in the amount of $20 million subject to the Company's continuing ability to satisfy certain financial tests specified by the State. This financial assurance may be reduced with the approval of the DEP following any annual cost review. While the Company and CLH have participated in the cost of studies and CLH is implementing interim remedial actions and conducting remedial investigations and feasibility studies, the ultimate cost of remediation is uncertain. The Company anticipates CLH will submit its remedial investigation and feasibility study report to the DEP in 1997. The results of the DEP's review of this report could increase the cost of any further remediation that may be required. The Company has reserved its best estimate of the remaining cost to perform the investigations and remedial work as being approximately $47 million. In addition, the DEP has indicated that it expects Occidental and the Company to participate with the other chromium manufacturers in the funding of certain remedial activities with respect to a number of so-called "orphan" chrome sites located in Hudson County, New Jersey. Occidental and the Company have declined participation as to those sites for which there is no evidence of the presence of residue generated by Chemicals. The Governor of New Jersey issued an Executive Order requiring state agencies to provide specific justification for any state requirements more stringent than federal requirements. The DEP has indicated that it may be revising its soil action level upwards towards the higher soil screening levels proposed by the EPA in 1994.

  Painesville, Ohio. From about 1912 through 1976, Chemicals operated manufacturing facilities in Painesville, Ohio. The operations over the years involved several discrete but contiguous plant sites over an area of about 1,300 acres. The primary area of concern historically has been Chemicals' former chromite ore processing plant (the "Chrome Plant"). For many years, the site of the Chrome Plant has been under the administrative control of the EPA pursuant to an administrative consent order under which Chemicals is required to maintain a clay cap over the site and to conduct certain ground water and surface water monitoring. Many other sites have previously been clay-capped and one specific site, which was a waste disposal site from the mid-1960s until the 1970s, has been encapsulated and is being controlled and monitored. In 1995, the Ohio Environmental Protection Agency (the "OEPA") issued its Directors' Final Findings and Order (the "Director's Order") by consent ordering that a remedial investigation and feasibility study (the "RIFS") be conducted at the former Painesville plant area. The Company has agreed to participate in the RIFS as required by the Director's Order. It is estimated that the total cost of performing the RIFS will be $5 million to $8 million over the next three years. In spite of the many remedial, maintenance and monitoring activities performed, the former Painesville plant site has been proposed for listing on the National Priority List under CERCLA; however, the EPA has stated that the site will not be listed so long as it is satisfactorily addressed pursuant to the Director's Order and OEPA's programs. The Company has reserved for the amount of its estimate of its share of the cost to perform the RIFS. The scope and nature of any further investigation or remediation that may be required cannot be determined at this time; however, as the RIFS progresses, the Company will continuously assess the condition of the Painesville plant site and make any changes, including additions, to its reserve as may be required. The Company's obligations regarding the Chrome Plant described above have been assumed by CLH pursuant to the Assumption.

  Other Former Plant Sites. Environmental remediation programs are in place at all other former plant sites where material remediation is required in the opinion of the Company. Former plant sites where remediation has been completed are being maintained and monitored to insure continued compliance with applicable laws and regulatory programs. The Company has reserved for its estimated costs related to these sites, none of which is individually material.

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

  3. Chemical Control Site; Elizabeth, New Jersey. The PRPs and the EPA have settled the federal claims for cost recovery and site remediation, and remediation is now complete. The DEP has demanded of PRPs (including Chemicals) reimbursement of the DEP's alleged $34 million (including interest through December 31, 1995) in past costs for its partial cleanup of this site. Based on the previous allocation formula, it is expected that Chemicals' share of any money paid to the DEP for its claim would be approximately two percent. The Company has fully reserved its estimated liability for this site.

 Legal Proceedings

  In 1995, OxyChem filed suit in Texas state court seeking a declaration of certain of the parties' rights and obligations under the sales agreement pursuant to which the Company sold Chemicals to Occidental. Henkel joined in said lawsuit as a plaintiff in January 1996. Specifically, OxyChem and Henkel are seeking a declaration that the Company is required to indemnify them for 50% of certain environmental costs incurred on projects involving remedial activities relating to chemical plant sites or other property used in connection with the business of Chemicals on the Closing Date which relate to, result from or arise out of conditions, events or circumstances discovered by OxyChem or Henkel and as to which the Company is provided written notice by OxyChem or Henkel prior to the expiration of ten years following the Closing Date, irrespective of when OxyChem or Henkel incurs and gives notice of such costs, subject to an aggregate $75 million cap. The court denied the Company's motion for summary judgment and granted OxyChem's and Henkel's joint motion for summary judgment, thereby granting OxyChem and Henkel the declaration they sought. The Company believes the court's orders are erroneous and has appealed.

  The Company has established reserves based on its 50% share of remaining costs expected to be paid or incurred by OxyChem and Henkel prior to September 4, 1996, the tenth anniversary of the Closing Date. As of December 31, 1996, the Company and CLH on its behalf had paid OxyChem and Henkel a total of approximately $42 million against the $75 million cap and, based on OxyChem's and Henkel's historical annual expenditures, the Company had approximately $4 million reserved. The Company cannot predict with any certainty what portion of the approximately $29 million unreserved portion of the $33 million amount remaining at December 31, 1996, OxyChem and Henkel may incur; however, OxyChem and Henkel have asserted in court that the entire amount will be spent. In the event that the Company does not prevail in its appeal, it could be required to pay up to approximately $29 million in additional costs which have not been reserved related to this indemnification. CLH has assumed, pursuant to the Assumption, responsibility for this litigation.

  The Company has established reserves for legal contingencies in situations where a loss is probable and can be reasonably estimated.

 Future Outlook

  Maxus currently projects total program spending (capital expenditures plus exploration expenses) for 1997 to be approximately $221 million, compared to $233 million in 1996. The planned allocation is Indonesia $110 million, Midgard (U.S.) $66 million, Ecuador $26 million and domestic and overseas new ventures $19 million. Funding for the 1997 spending program is expected to be provided by cash from operations and cash advances from YPF as necessary. In addition to the 1997 program, Maxus has financial and/or performance commitments for exploration and development activities in 1998 and beyond, none of which are material.

  Midgard has signed a letter of intent with Amoco Production Company ("Amoco") concerning the establishment of a partnership with regard to Midgard's business and assets. It is anticipated that Midgard and Amoco will each contribute to the partnership oil and gas properties in the Texas Panhandle and western Oklahoma and that Amoco will contribute certain other assets. Midgard and Amoco have commenced negotiations of definitive agreements covering the partnership. However, no definitive agreements have been entered into, and consequently no assurances can be given that the attempts to establish the partnership will be successful. In addition to the general reorganization discussed in "Significant Events 1996" above, Maxus is continuing to consider a number of possible capital and business restructuring alternatives; however, no decisions have been made to take any additional specific action nor can there be any assurance that any specific action will be taken.

  The Company's foreign petroleum exploration, development and production activities are subject to political and economic uncertainties, expropriation of property and cancellation or modification of contract rights, foreign exchange restrictions and other risks arising out of foreign governmental sovereignty over the areas in which the Company's operations are conducted, as well as risks of loss in some countries due to changes in governments, civil strife, guerrilla activities and insurrection. Areas in which the Company has significant operations include the United States, Indonesia and Ecuador.

  On August 10, 1996, a new Government was inaugurated in Ecuador and on August 20, 1996, the new Energy Minister announced his intention to cancel the Company's risk service contract unless the Company and the other members of its consortium for the Block 16 project ("Block 16") agreed to convert such contract into a production sharing contract. Effective January 1, 1997, the Company and the Government entered into a new contract governing Block 16. The principal difference between the two contracts is the manner in which the consortium's costs in the Block are recovered. Under the former contract, the Company had the right to recover its investment before the Government began to share in significant proceeds from the sale of production; under the new contract, the Government receives a royalty, and the Company's recovery of its investment is out of the proceeds after deducting such royalty. Previous Governments had signaled their dissatisfaction with the former arrangement and in recent years a series of auditing, contract administration and certification of new field disputes had arisen that made it increasingly difficult to develop Block 16. Partly in response to these difficulties, the Company reduced its 1996 program spending on Block 16 to $17 million from $32 million in 1995.

  The new contract also resolves certain outstanding disputes and amends the prior agreement in various other ways, some of which are expected to significantly improve the Company's current and future operating costs. The Company believes that the new contract permits the Company to go forward with the development of Block 16 and permits it to do so on a more cost-effective basis, subject to the eventual permanent increase of pipeline capacity discussed below. Based on the terms of the newly approved contract and events which have transpired since such approval, no write down of carrying value of the Block is required. During 1996, pipeline capacity available to the Company was sufficient to transport only about 60 to 80% of the oil which the Company produced daily in Ecuador. Due to the decreased usage by PetroEcuador, however, pipeline capacity has presently been available to transport close to 100% of the oil which the Company produces daily. It is not known whether this availability is temporary and, if permanent, whether it will be adequate to accommodate expected increased production in mid-1997. Additionally, the Ecuadorian Government has announced its intention to solicit bids in early 1997 for the construction of a new pipeline system and expects completion of the pipeline within 18 to 24 months from the date of execution of a contract. It is unknown what impact, if any, a recent change in the country's political leadership will have on these plans to solicit such bids.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item appears on pages F-1 to F-23 and F-27 to F-70 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Inapplicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Executive Officers of the Company

  The following table sets forth certain information as of March 1, 1997 concerning the executive officers of the Company.

                                                                         SERVED
                                                                          AS AN
                                                                         OFFICER
      NAME                          POSITION WITH THE COMPANY        AGE  SINCE
      ----                          -------------------------        --- -------
   Roberto Monti............. President and Chief Executive Officer*  58  1995
   W. Mark Miller............ Executive Vice President and Treasurer  43  1995
   Michael C. Forrest........ Senior Vice President                   63  1992
   David A. Wadsworth........ Vice President, Legal                   47  1995
   Linda R. Engelbrecht...... Controller                              41  1995

  Officers are elected annually by the Board of Directors (sometimes referred to as the "Board") and may be removed at any time by the Board. There are no family relationships among the executive officers listed and there are no arrangements or understandings with third parties pursuant to which any of them were elected as officers. Certain information regarding the principal occupations and employment of each of the officers named above during the prior five years is set forth below.
----------
* YPF, the Company's indirect parent company, has announced that Mr. Monti will be presented for election as CEO and executive vice president of YPF as of April 30, 1997. Mario B. Rosso is expected to be nominated as president and chief executive officer of Maxus effective as of Mr. Monti's assumption of such position with YPF, and since February 15, 1997 during Mr. Monti's absence, Mr. Rosso acts as chief executive officer. Mr. Rosso, age 55, joined the Company as general manager of the Company's Indonesian operations, the position he currently holds, on May 1, 1996. Prior to joining the Company, Mr. Rosso was Vice President, Worldwide Operations of GeoQuest, an exploration and production software products and information technology services division of Schlumberger Limited.

  Mr. Monti was elected President and Chief Executive Officer and a director of the Company in 1995. Prior to joining Maxus, Mr. Monti served as the President of Dowell, a division of Schlumberger Limited. Since joining the oilfield services company in 1963, Mr. Monti has held various positions with Schlumberger, including president and vice president of various divisions or subsidiaries.

  Mr. Miller was elected Executive Vice President and Treasurer of the Company in 1995. Mr. Miller joined a former subsidiary of Maxus in 1981 as Manager, Taxes and has held various positions with the Company since such time, including Director, Exploration and Production Taxes; Director, Operations Auditing; General Manager, Indonesia; and Vice President of the Company.

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

  Mr. Wadsworth was elected Vice President, Legal of the Company in 1995. Mr. Wadsworth joined Natomas Company, a former subsidiary of Maxus, in 1979. He has served in various positions with the Company, including Associate General Counsel and Corporate Secretary, since such time.

  Mrs. Engelbrecht was elected Controller of the Company in 1995. She joined a former subsidiary of the Company in 1978 as a financial associate and has held various positions with the Company, including Director of Financial Reporting and Assistant Controller, since such time.

 Directors of the Company

  Certain information regarding each director, including his age, is set forth below. Each director is elected at the annual meeting of stockholders for a term of one year.

  CHARLES L. BLACKBURN: 69, a director of the Company since 1986. For more than five years prior to his retirement in 1995, he was also the Chairman, President and Chief Executive Officer of Maxus. He is currently an international consultant for the Company. Mr. Blackburn also serves as a director of Lone Star Technologies, Inc. and Landmark Graphics Corporation.

  CEDRIC BRIDGER: 61, a director of the Company since 1995. Mr. Bridger has been Vice President, Finance and Corporate Development of YPF since 1992. From 1989 to 1992, he was employed by CBV Industrias Mecanicas in Brazil, last serving as Marketing Manager. Previously, he was associated with Hughes Tool Company from 1964 to 1989.

  GEORGE L. JACKSON: 68, a director of the Company since 1987. Mr. Jackson has been an oil field service consultant for more than five years.

  NELLS LEON: 70, a director of the Company since 1995. Mr. Leon has been a director of YPF since 1991 and was elected President of YPF in 1995. He has been associated with YPF since 1990, serving as Executive Vice President. He was Vice President of Operations of Sol Petroleo S.A. from 1987 to 1990.

  JAMES R. LESCH: 75, a director of the Company since 1995. Mr. Lesch has been a director of YPF since 1993. He is currently retired, having retired from Hughes Tool Company in 1986. He was Chief Executive Officer (1979-1986) and Chairman of the Board (1981-1986) of Hughes Tool Company and also served as Commissioner, State of Texas Department of Commerce (1988-1992). Previously, he served as Director of the American Petroleum Institute. Mr. Lesch also serves as a director of TransTexas Gas Corporation.

  ROBERTO MONTI: 58, a director, President and Chief Executive Officer of the Company since 1995. Prior to such time, Mr. Monti had been employed since 1963 by Schlumberger Limited, an oil field services company, in various capacities. He most recently served as President of Dowell, a division of Schlumberger Limited. Mr. Monti is an alternate director of YPF.

  P. DEXTER PEACOCK: 55, a director of the Company since 1995. Mr. Peacock has been a partner of the law firm of Andrews & Kurth L.L.P. since 1975. He is a member of the firm's Management Committee. He currently serves as a director of Texas Commerce Bank National Association and as an alternate director of YPF.

  R. A. WALKER: 40, a director of the Company since 1994. He is a Managing Director of Prudential Capital Group and a Vice President of The Prudential Insurance Company of America ("Prudential"). Mr. Walker has held similar positions with Prudential Capital Group for the past five years. He was originally elected to the Board of Directors of Maxus by Prudential pursuant to the terms of the $9.75 Preferred Stock.

ITEM 11. EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

  The Company pays each director who is not an employee of the Company or YPF (other than Mr. Blackburn) an annual retainer of $20,000 and a fee of $1,000 for each meeting of the Board attended and for each committee meeting attended. Under the terms of Mr. Blackburn's consulting agreement with the Company, he will not be entitled to such compensation paid to other non-employee Directors for so long as he remains an international consultant to the Company. See--"Employment Contracts and Termination of Employment and Change in Control Agreements."

EXECUTIVE OFFICER COMPENSATION

  The following tables set forth compensation awarded to, earned by or paid to the executive officers named below in 1994, 1995 and 1996.

                          SUMMARY COMPENSATION TABLE

                                                          LONG TERM
                               ANNUAL COMPENSATION       COMPENSATION
                               ----------------------    ------------
                                                          SECURITIES
                                                          UNDERLYING   ALL OTHER
        NAME AND                SALARY        BONUS      OPTIONS/SARS COMPENSATION
     PRINCIPAL POSITION   YEAR    ($)          ($)           (#)          ($)
     ------------------   ---- ----------   ---------    ------------ ------------
Roberto Monti...........  1996   800,004        1,460       35,477(4)     48,000(1)
 President and Chief Ex-
 ecutive Officer          1995   302,052(2)    30,000(3)         0        10,923(1)
                          1994       N/A          N/A          N/A           N/A
W. Mark Miller..........  1996   180,000       67,250        7,982(4)     87,392(5)
 Executive Vice Presi-
 dent and Treasurer       1995   174,900       60,000            0        87,086(6)
                          1994       N/A          N/A          N/A           N/A
Michael C. Forrest......  1996   175,008       62,713        7,761(4)    192,602(7)
 Senior Vice President    1995   261,016       60,000            0     1,291,032(8)
                          1994   304,020      100,000       65,000        18,241(1)
David A. Wadsworth......  1996   164,448       63,950            0         9,869(1)
 Vice President, Legal    1995   155,640       52,000            0         9,338(1)
                          1994       N/A          N/A          N/A           N/A
Linda R. Engelbrecht....  1996   132,000       51,460            0         7,920(1)
 Controller               1995   119,910       36,000            0         7,195(1)
                          1994       N/A          N/A          N/A           N/A

----------
(1) These payments represent the Company's matching contributions to this individual's qualified and non-qualified savings plans' accounts.

(2) Mr. Monti became a consultant, officer and director of the Company on August 21, 1995, and an employee of the Company on October 9, 1995. He received $120,000 of this amount from YPF in respect of his serving as President and Chief Executive Officer of the Company prior to the date on which he became an employee.

(3) Mr. Monti was paid this amount as a signing bonus upon commencement of his employment with the Company.

(4) Effective July 1, 1996, Messrs. Monti, Miller and Forrest were granted stock appreciation rights ("SARs") pursuant to the Maxus Energy Corporation Stock Appreciation Rights Plan (the "Probac") as indicated. The securities underlying the SARs granted pursuant to the Probac are YPF's Class D shares. Each such SAR represents the right to receive in cash on the exercise dates the amount, if any, by which the value of the YPF Class D shares on such exercise dates exceeds the "Initial Value" thereof as defined in the Probac, not to exceed 100%. The SARs are automatically exercised without any action by the holders in equal one-thirds on the third, fourth and fifth anniversaries of the grant date of such SARs. Under the Probac, holders of SARs do not acquire any right to receive YPF Class D shares; SARs are payable in cash only.

(5) $76,592 of this amount represents a payment made in accordance with Mr. Miller's employment agreement (see --"Employment Contracts, Termination of Employment and Change in Control Agreements"), and $10,800 represents the Company's matching contribution to Mr. Miller's qualified and non-qualified savings plan account.

(6) $76,592 of this amount represents a payment made in accordance with Mr. Miller's employment agreement (see --"Employment Contracts, Termination of Employment and Change in Control Agreements"), and $10,494 of such amount represents the Company's matching contribution to Mr. Miller's qualified and non-qualified savings plan accounts.

(7) $182,102 of this amount represents payment in 1996 with respect to the surrender in 1995 pursuant to the terms of the Merger Agreement of options and SARs held by Mr. Forrest (see "Aggregated Option/SAR Exercises in the Last Fiscal Year and FY-End Option/SAR Values") and $10,500 represents the Company's matching contributions to Mr. Forrest's qualified and non-qualified savings plans' account.

(8) $1,075,383 of this amount represents a payment made in accordance with Mr. Forrest's change in control agreement (see --"Employment Contracts, Termination of Employment and Change in Control Agreements"); $199,988 represents payment in respect of the surrender pursuant to the terms of the Merger Agreement of options and SARS held by Mr. Forrest; and $15,661 of such amount represents the Company's matching contributions to Mr. Forrest's qualified and non-qualified savings plan accounts.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                      INDIVIDUAL GRANTS(1)
                         ----------------------------------------------
                          NUMBER OF   PERCENT OF TOTAL
                          SECURITIES    OPTIONS/SARS
                          UNDERLYING     GRANTED TO                                     GRANT DATE PRESENT
                         OPTIONS/SARS   EMPLOYEES IN   EXERCISE OF BASE                       VALUE
          NAME           GRANTED (#)    FISCAL YEAR      PRICE ($/SH)   EXPIRATION DATE        $(2)
          ----           ------------ ---------------- ---------------- --------------- ------------------
Roberto Monti...........    35,477          44.8%           $22.55          7/01/01         164,252.87
W. Mark Miller..........     7,982          10.1%           $22.55          7/01/01          36,955.39
Michael C. Forrest......     7,761           9.8%           $22.55          7/01/01          35,932.20
David A. Wadsworth......         0           N/A               N/A              N/A                N/A
Linda R. Engelbrecht....         0           N/A               N/A              N/A                N/A

----------
(1) Effective July 1, 1996, Messrs. Monti, Miller and Forrest were granted SARs pursuant to the Probac. The securities underlying the SARs granted pursuant to the Probac are YPF's Class D shares. Each such SAR represents the right to receive in cash on the exercise dates the amount, if any, by which the value of the YPF Class D shares on such exercise dates exceeds the "Initial Value" thereof as defined in the Probac, not to exceed 100%. The SARs are automatically exercised without any action by the holders in equal one-thirds on the third, fourth and fifth anniversaries of the grant date of such SARs. Under the Probac, holders of SARs do not acquire any right to receive YPF Class D shares; SARs are payable in cash only.

(2) The grant date present value was determined using a variation of the Black-Sholes option pricing model. In determining such value, the expected volatility of the YPF Class D shares was assumed to be 24%, the risk-free rate of return was based on zero-coupon Treasury yields as listed in "The Wall Street Journal" on July 1, 1996 for close of trading activity on July 1, 1996 (range from 6.4% to 6.6%), dividend yield was assumed to be 3.6%, and the time of exercise was assumed to be, as to one-third of the SARs granted on a particular date, the third, fourth and fifth anniversaries of such grant date. No adjustments were made for non-transferability or risk of forfeiture.

            AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

                                                       NUMBER OF
                                                      SECURITIES      VALUE OF
                                                      UNDERLYING     UNEXERCISED
                                  SHARES              UNEXERCISED   IN-THE-MONEY
                                 ACQUIRED           OPTIONS/SARS AT OPTIONS/SARS
                                    ON     VALUE      FY-END (#)    AT FY-END ($)
                                 EXERCISE REALIZED   EXERCISABLE/   EXERCISABLE/
              NAME                 (#)      ($)      UNEXERCISABLE  UNEXERCISABLE
              ----               -------- --------  --------------- -------------
Roberto Monti...................     0          0         0/0            0/0
W. Mark Miller..................     0          0         0/0            0/0
Michael C. Forrest..............     0    182,102*        0/0            0/0
David A. Wadsworth..............     0          0         0/0            0/0
Linda R. Engelbrecht............     0          0         0/0            0/0

----------
* Although Mr. Forrest surrendered all of his options and SARs in 1995, payment was not made in 1995 by the Company with respect to a certain number of such options and SARs due to then pending tax and other questions. Such questions have been resolved and Mr. Forrest received this amount in 1996 for his surrendered options and SARs.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

  The Company entered into an agreement effective July 1, 1995 in replacement of a change in control agreement (discussed below under Change in Control Agreements) dated November 1, 1991 with Mr. Miller, Executive Vice President and Treasurer of the Company, under which Mr. Miller is to be employed for a term of four years from July 1, 1995 at not less than his then-current salary, plus an annual bonus not less than the amount of the largest bonus paid to Mr. Miller in respect of the years 1992, 1993 or 1994, and a "sign-on" bonus in the amount of $76,592. In addition, a "stay on" bonus in the amount of $76,592 is payable under this agreement on each of July 1, 1996, 1997 and 1998 provided, as to each such "stay on" bonus, that Mr. Miller continues to be an employee of the Company on the respective payment date. Under the agreement, in the event that Mr. Miller's employment is terminated under certain circumstances, severance compensation will be paid to Mr. Miller as specified therein.

  In December 1995, the Company entered an agreement with Mr. Monti, a director and the President and Chief Executive Officer of the Company, pursuant to which his Foreign Service Pay, as defined in such agreement, payable with respect to services rendered from and after January 1, 1996 will be credited by the Company to a deferral account which will bear interest at a specified rate and the balance of which will be paid to Mr. Monti under certain circumstances, including termination of his employment with the Company.

  Mr. Blackburn, a director and formerly the Chairman, President and Chief Executive Officer of the Company, became an international consultant during 1995 to YPF pursuant to a consulting agreement which was subsequently assigned to the Company. Under the two-year contract, Mr. Blackburn will be available to render consulting services for a minimum of 60 days per year and be paid a retainer of $180,000 per year. Mr. Blackburn will be paid $3,000 per day for each day of consulting provided in excess of 60 days per year. Office space is made available to him in Dallas and Buenos Aires. During 1996, Mr. Blackburn was paid a total of $180,000 under the terms of this contract which expires April 30, 1997.

  Termination of Employment Agreements. In August 1995, the Company entered into an agreement with Mr. Monti under which he will receive a severance payment from the Company in the amount of $3 million in the event that his employment with the Company is terminated (i) by Mr. Monti or the Company for reason of death or disability; (iii) by the Company other than for cause;
(iii) by Mr. Monti for any reason within six months following a take-over (other than to accept employment with YPF); and (iv) by Mr. Monti for any reason after reaching age 65.

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

  Change in Control Agreements. In 1987 or thereafter, the Company entered into agreements with certain executive officers including Messrs. Forrest and Miller which were binding upon execution but were to become operative on a change of control of the Company. Pursuant to the terms of said agreements, they became operative when YPF acquired control of the Company.

  Under these agreements, the executive officer was entitled to continue in the employ of the Company until the earlier of the expiration of the third anniversary of the occurrence of a "change in control" or the executive's death at an annual base salary of not less than the rate in effect upon the occurrence of a change in control plus an incentive award of not less than the highest such award received by the executive for any year in the three calendar years immediately preceding the change in control. In the event the Company terminates the executive's employment during such term without cause, the executive will be entitled to receive as severance compensation a lump-sum payment equal to the present value of the cash compensation payable under the agreement in the absence of such termination, not to exceed 299% of his "base amount" as defined in the Internal Revenue Code of 1986, as amended (the "Code"), without any reduction for subsequent earnings.

  In April 1995, all of the Company's then executive officers, including Mr. Forrest, gave notice of their intent to resign under circumstances in which they had the right to receive severance payments under the change in control agreements, and the Company paid the prescribed severance amounts. Mr. Forrest subsequently agreed to continue in the employment of the Company as an "at will" employee at a reduced salary.

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

  The Company has an unfunded Supplemental Executive Retirement Plan (the "SERP") that provides additional benefits to the Company's highest ranking officer, the other named executives and to certain executive employees designated by the highest ranking officer. Under the SERP, a participant acquires the right to a lump sum amount upon retirement which is the actuarial equivalent of a straight life or, if married, a 50% joint and survivor annuity payable monthly in an amount equal to (a) the sum of (i) 1.6% of the participant's average monthly compensation in 1986 times his years of service through January 31, 1987, plus (ii) 2% of the participant's average monthly compensation after January 31, 1987 times his years of service after January 31, 1987 plus an additional five years less (b) the amount of the benefits calculated for such participant under the Company's other retirement plans. The maximum benefit payable is 60% of the participant's high three-year average pay. The amounts calculated under the SERP are not subject to any reduction for Social Security and are not determined primarily by final compensation or average final compensation and years of service. If a participant dies while still employed by the Company and is survived by an eligible spouse, the surviving spouse will receive a lump-sum payment equal to the present value of one-half of the benefit which would have been payable to the participant at his normal retirement age under the SERP assuming the participant had terminated employment with the Company at the time of his death with a vested interest under the SERP and that the participant survived to his normal retirement age. In the case of retirement after age 55 but before age 60, the supplemental retirement benefits generally will be reduced by 5% for each year that the employee's actual retirement date precedes age
60. The benefits provided under the plan will vest upon completion of five years of service or attainment of age 55.

  The estimated annual benefits payable upon retirement at normal retirement age (or January 1, 1997 in those cases in which the participant's age on that date was greater than normal retirement age) under the Company's retirement plans as supplemented by the SERP based on service and compensation through December 31, 1996 for the executive officers named in the compensation table are as follows: Mr. Monti--$98,668, Mr. Miller--$50,687, Mr. Forrest-- $63,622, Mr. Wadsworth--$56,356 and Mrs. Engelbrecht--$36,956.

  Whether any amounts actually become payable in whole or in part depends on the contingencies and conditions governing the applicable retirement plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During 1996, the Compensation Committee of the Board of Directors consisted of Nells Leon, Cedric Bridger and James R. Lesch.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BENEFICIAL OWNERSHIP OF SECURITIES

  The following table sets forth the beneficial ownership (as defined in the rules of the Securities and Exchange Commission) as of February 1, 1997 of the equity securities of the Company and YPF by the directors, the named executive officers and all directors and executive officers as a group. At such date, none of the directors or executive officers beneficially owned any $2.50 Preferred Stock.

                                                              AMOUNT AND NATURE
                                                                OF SECURITIES
                                                                BENEFICIALLY
NAME OF BENEFICIAL OWNER             TITLE OF SECURITY              OWNED
------------------------             -----------------        -----------------
C. L. Blackburn..................... Common Stock............           0
                                     YPF Class "D"...........           0
Cedric Bridger...................... Common Stock............           0(1)
                                     YPF Class "D"...........       3,942
Linda R. Engelbrecht................ Common Stock............           0
                                     YPF Class "D"...........           0
Michael C. Forrest.................. Common Stock............           0
                                     YPF Class "D"...........       4,000
George L. Jackson................... Common Stock............           0
                                     YPF Class "D"...........           0
Nells Leon.......................... Common Stock............           0(1)
                                     YPF Class "D"...........           0(2)
James R. Lesch...................... Common Stock............           0(1)
                                     YPF Class "D"...........       2,000
W. Mark Miller...................... Common Stock............           0
                                     YPF Class "D"...........           0
Roberto Monti....................... Common Stock............           0(1)
                                     YPF Class "D"...........           0
P. Dexter Peacock................... Common Stock............           0(1)
                                     YPF Class "D"...........           0
David A. Wadsworth.................. Common Stock............           0
                                     YPF Class "D"...........           0
R. A. Walker........................ Common Stock............           0
                                     YPF Class "D"...........           0
Directors and Executive Officers as
 a group............................ Common Stock............           0(1)(3)
                                     YPF Class "D"...........       9,942(2)(3)

----------
(1) Does not include Common Stock owned by YPF, as to which each of Messrs. Bridger, Leon, Lesch, Monti and Peacock disclaim any beneficial ownership.
(2) Does not include 347 YPF Class "D" shares owned by Mr. Leon's wife, as to which Mr. Leon disclaims any beneficial ownership.
(3) Directors and executive officers as a group owned no Common Stock and less than 1% of the YPF Class "D" shares.

  To the knowledge of the Company, as of February 1, 1997, no person beneficially owned more than 5% of any class of the Company's voting securities except as set forth below:

                                                        AMOUNT AND
                                                        NATURE OF
                                                          SHARES
                                                       BENEFICIALLY    PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER    TITLE OF CLASS    OWNED        OF CLASS
------------------------------------    -------------- ------------    --------
YPF Sociedad Anonima...................  Common Stock  147,246,135       100%
 Avenida Pte. Roque
 Saenz Pena 777
 1364 Buenos Aires
 Argentina
Kidder, Peabody Group Inc..............  Common Stock    8,000,000(1)    5.2%
 10 Hanover Square
 New York, New York 10005

----------
(1) Kidder, Peabody Group Inc. ("Kidder") reported on Schedule 13D dated October 10, 1992 that it owns 8,000,000 warrants, each representing the right to purchase from the Company at any time prior to 5:00 p.m. on October 10, 1997 one share of Common Stock at a price of $13.00 per share. The 8,000,000 shares of Common Stock reported as beneficially owned by Kidder result from the assumed exercise of all 8,000,000 of such warrants. According to said Schedule 13D, General Electric Company is the indirect parent of Kidder. The information herein regarding such shares assumes that Kidder's beneficial ownership thereof had not changed as of February 1, 1997 and is included herein in reliance on such filing, except that the percent of class is based upon the Company's calculations made in reliance upon the information regarding such shares contained in such filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Company has business transactions and relationships in the ordinary course of business with unaffiliated corporations and institutions with which certain of its directors, executive officers and substantial stockholders are affiliated, including the transactions discussed below. All such transactions are conducted on an arm's length basis.

  On July 1, 1996, Maxus International Energy Company ("Seller"), a wholly owned subsidiary of Maxus, sold all of the issued and outstanding stock of its wholly owned subsidiary, YPF International Ltd. ("International"), to YPF, the indirect parent of YPF Holdings, Inc., the owner of all of the issued and outstanding capital stock of Maxus. As of September 1, 1996, Seller sold all of the capital stock of Maxus Guarapiche Ltd., a wholly owned subsidiary of Maxus, to International. As of August 1, 1996, Maxus transferred certain liabilities related to environmental matters to Chemical Land Holdings, Inc. ("CLH"), an indirect wholly owned subsidiary of YPF. In connection with the transfer, CLH assumed (the "Assumption") the liabilities so transferred and YPF committed to contribute to the capital of CLH up to the amount of $108 million to enable CLH to satisfy its obligations under the Assumption. For a further discussion of these transactions, see "Item 1. Business and Properties--General Reorganization." During 1996 and in the ordinary course of its business, the Company sold electrical generators to YPF for $5.4 million.

  During the twelve months ended December 31, 1996, YPF made capital contributions to the Company in the aggregate amount of $64 million pursuant to the terms of the Keepwell Covenant (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). It is not anticipated that YPF will be required to make capital contributions to the Company in 1997. However, should such capital contributions be required during 1997, they will be credited to YPF's obligations under the Keepwell Covenant and will entitle YPF to shares of Common Stock. In addition, YPF made capital contributions to CLH in 1996 in the amount of $8 million to enable CLH to perform its obligations under the Assumption, and it is anticipated that YPF could be required to make capital contributions in 1997 to CLH totalling $25 million to $50 million.

  At December 31, 1996, advances to the Company from YPF were $182 million. Based on 1997 projections, the Company anticipates that YPF will make cash advances of approximately $150 to $200 million to the Company during 1997. The Company and YPF entered into a loan agreement ("Loan Agreement") during 1996 to facilitate short-term loans by YPF to the Company and short-term loans by the Company to YPF of excess cash balances. At December 31, 1996, there were no loans outstanding under the Loan Agreement. It is expected that loans will be made by the parties under the Loan Agreement during 1997, and while the number and amounts thereof are not presently known, it is expected that they will aggregate in excess of $60,000.

  Mr. Peacock, a director of the Company, is a partner in the law firm of Andrews & Kurth L.L.P. Andrews & Kurth provided certain legal services to the Company, the fees for which the Company paid the firm approximately $1.4 million in 1996. It is anticipated that Andrews & Kurth will continue to provide legal services to the Company during 1997 and that the fees for such services will be somewhat lower.

  During 1996, the Company and YPF entered into a services agreement ("Services Agreement") whereby the Company would render or arrange for services to be rendered to or for the benefit of YPF and YPF would render or arrange for services to be rendered to or for the benefit of the Company, and each party would be compensated on the basis of the cost to them of such services. During 1996, the Company did not render services to YPF under the Services Agreement. It is expected that the parties will render services to each other during 1997. The cost of these services is not presently known, but it is expected that it will exceed $60,000.

  During 1996, Prudential was the record or beneficial owner of more than 5% of one or more of the classes of the Company's voting securities. Mr. Walker, an officer of Prudential, was elected as a director of the Company by Prudential as holder of all of the $9.75 Preferred Stock and pursuant to the terms thereof. The Company offers its employees the opportunity to participate in medical programs administered by Prudential. In addition, Prudential provides services and coverages relating to pension and life insurance programs for retired employees of Gateway Coal Company, a partnership owned by the Company. During 1996, the Company paid Prudential approximately $200,000 for these services. The Company and Prudential have agreed that Prudential will continue to perform such services during 1997 and anticipate that the fees for the year will be somewhat higher.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)Documents filed as part of this report:

    (1) Financial Statements--The following financial statements appear on pages F-1 through F-23 and pages F-25 through F-70 of this report.


      Consolidated Statement of Operations for the three months ended March 31, 1995 and the year ended December 31, 1994.

      Consolidatd Balance Sheet at March 31, 1995.

      Consolidated Statement of Cash Flows for the three months ended March 31, 1995 and the year ended December 31, 1994.

      Notes to Consolidated Financial Statements.

      Report of Independent Public Accountants--Arthur Andersen LLP.

      Report of Independent Public Accountants--Price Waterhouse LLP.

      Financial Supplementary Information (unaudited).

      Consolidated Statement of Operations for the twelve months ended December 31, 1996 and the nine months ended December 31, 1995.

      Consolidated Balance Sheet at December 31, 1996 and 1995.

      Consolidated Statement of Cash Flows for the twelve months ended December 31, 1996 and the nine months ended December 31, 1995.

      Notes to Consolidated Financial Statements.

      Financial Supplementary Information (unaudited).

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

    (3) Exhibits.

  Each document marked by an asterisk is incorporated herein by reference to the designated document previously filed with the Securities and Exchange Commission (the "Commission"). Each of Exhibits Nos. 10.1 through 10.23 is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit hereto by Item 14(c) of Form 10-K.

     3(i)    --Restated Certificate of Incorporation of the Company, filed herewith.

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

     4.15 --Officers' Certificate dated September 28, 1992 establishing a series of debt securities ($250,000,000 9% Notes Due 2002) to be issued under the Indenture described in Exhibit 4.13 above (Exhibit 4.15 to the 1992 Form 10-K).*

     4.16 --Officers' Certificate dated January 26, 1993 establishing a series of debt securities ($100,000,000 9 1/2% Notes Due 2003) to be issued under the Indenture described in Exhibit 4.13 above (Exhibit 4.16 to the 1992 Form 10-K).*

     4.17 --Officer's Certificate dated June 30, 1993 establishing a series of debt securities ($150,000,000 Medium-Term Notes, Series C) to be issued under the Indenture described in Exhibit 4.13 above (Exhibit 4 to the Company's Current Report on Form 8-K dated June 21, 1993).*

     4.18 --Officer's Certificate dated October 27, 1993 establishing a series of debt securities ($200,000,000 9 3/8% Notes due 2003) to be issued under the Indenture described in Exhibit 4.13 above (Exhibit 4 to the Company's current Report on Form 8-K dated October 20, 1993).*

     4.19 --Officer's Certificate dated January 18, 1994 establishing a series of debt securities ($60,000,000 9 3/8% Notes due 2003) to be issued under the Indenture described in Exhibit 4.13 (Exhibit 4 to the Company's Current Report on Form 8-K dated January 10,
              1994).*

     4.20 --Warrant Certificate No. 1 dated October 10, 1992 issued to Kidder, Peabody Group Inc. for 8,000,000 warrants each representing the right to purchase from the Company on or prior to October 10, 1997 one share of common stock, $1.00 par value, of the Company at a price of $13.00 per share (Exhibit 4.23 to the 1992 Form 10-K).*

     4.21 --Registration Rights Agreement dated as of October 10, 1992 between Kidder, Peabody Group Inc. and the Company (Exhibit 4.24 to the 1992 Form 10-K).*

     4.22 --Agreement of Merger, dated February 28, 1995, among the Company, YPF Sociedad Anonima ("YPF") and YPF Acquisition Corp. ("YPFA") (Exhibit 3 to the Company's Schedule 14D-9 dated March 3, 1995 [the "Schedule 14D-9"]).*

     4.23 --Credit Agreement dated as of June 8, 1995, between Midgard Energy Company, the lenders signatory thereto and The Chase Manhattan Bank (National Association) ("Chase"), as agent (Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 8, 1995 [the "June 8, 1995 Form 8-K"]).*

     4.24 --Assumption Agreement dated August 14, 1996 between the Company and Chemical Land Holdings, Inc., filed herewith.

    10.1
             --Performance Incentive Plan of the Company, as amended effective
              January 1, 1986 (Exhibit 10.6 to the 1992 Form 10-K).*

    10.2
             --Specimen copy of Change of Control Agreement between the
              Company and certain of its former executive officers (Exhibit
              10.7 to the 1992 Form 10-K).*

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

    10.5 --Supplemental Executive Retirement Plan of the Company, effective May 1, 1987 (Exhibit 10.11 to the 1992 Form 10-K).*

    10.6 --Supplemental Executive Retirement Plan of the Company, effective March 1, 1990 (Exhibit 10.12 to the 1992 Form 10-K).*

    10.7 --Specimen copy of supplemental death benefit arrangement between the Company and its executive officers (Exhibit 10.13 to the 1992 Form 10-K).*

    10.8 --Maxus Energy Corporation Supplemental Savings Plan (as amended and restated effective June 8, 1995) (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 [the "1995 Form 10-K"]).*

    10.9 --Trust Agreement dated December 18, 1986 between the Company and AmeriTrust Company National Association (Exhibit 10.15 to the 1992 Form 10-K).*

    10.10 --Deferred Compensation Plan for Executives of the Company, effective September 28, 1993 (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1993).*

    10.11 --Distribution Agreement dated as of April 22, 1987 between the Company and Diamond Shamrock R&M, Inc. (Exhibit 10.23 to the 1992 Form 10-K).*

    10.12 --Stock Purchase Agreement by and among the Company and Occidental Petroleum Corporation, et. al. dated September 4, 1986 (Exhibit 10.25 to the 1992 Form 10-K).*

    10.13 --Agreement of Merger dated as of February 28, 1995 among YPF, YPFA and the Company (Exhibit 3 to the Schedule 14D-9).*

    10.14    --International Consulting Agreement, dated May 1, 1995 between
              C. L. Blackburn and YPF (Exhibit 10.15 to the 1995 Form 10-K).*

    10.15 --Assignment of International Consulting Agreement, dated November 2, 1995 between C. L. Blackburn, YPF, and the Company (Exhibit 10.16 to the 1995 Form 10-K).*

    10.16 --Maxus Severance Agreement dated August 3, 1995 between the Company and Roberto Luis Monti (Exhibit 10.17 to the 1995 Form 10-K).*

    10.17 --Compensation Agreement dated December 27, 1995 between the Company and Roberto L. Monti (Exhibit 10.18 to the 1995 Form 10-
              K).*

    10.18 --Amendment to Change in Control Agreement dated May 11, 1995 between the Company and W. Mark Miller (Exhibit 10.21 to the 1995 Form 10-K).*

    10.19 --Employment Agreement effective as of July 1, 1995 between the Company and W. Mark Miller (Exhibit 10.22 to the 1995 From 10-
              K).*

    10.20 --Specimen copy of a letter agreement regarding Change in Control Agreement dated April 7, 1995 between the Company and certain of its executive officers (Exhibit 10.23 to the 1995 Form 10-K).*

    10.21
             --Letter Agreement regarding Change in Control Agreement dated
              April 13, 1995 between the Company and Michael C. Forrest (Exhibit 10.24 to the 1995 Form 10-K).*

    10.22
             --Specimen copy of a letter agreement regarding Change in Control
              Agreement dated April 13, 1995 between the Company and certain of its executive officers (Exhibit 10.26 to the 1995 Form 10-
              K).*

    10.23 --Maxus Energy Corporation Stock Appreciation Rights Plan dated August 30, 1996, filed herewith.

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

  (b)Reports on Form 8-K.

    None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Maxus Energy Corporation

                                                      Roberto Monti*
                                          By __________________________________
                                                       Roberto Monti
                                                       President and
                                                  Chief Executive Officer

March 20, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                SIGNATURE                                  TITLE

              Roberto Monti*                President and Chief Executive
------------------------------------------   Officer and Director
              Roberto Monti

             W. Mark Miller*                Executive Vice President and
------------------------------------------   Treasurer (principal financial
              W. Mark Miller                 officer)

          Linda R. Engelbrecht*             Controller (principal accounting
------------------------------------------  officer)
           Linda R. Engelbrecht

          Charles L. Blackburn*             Director
------------------------------------------
           Charles L. Blackburn

             Cedric Bridger*                Director
------------------------------------------
              Cedric Bridger

            George L. Jackson*              Director
------------------------------------------
            George L. Jackson

               Nells Leon*                  Director
------------------------------------------
                Nells Leon

             James R. Lesch*                Director
------------------------------------------
              James R. Lesch

            P. Dexter Peacock*              Director
------------------------------------------
            P. Dexter Peacock

              R. A. Walker*                 Director
------------------------------------------
               R. A. Walker

  Lynne P. Ciuba, by signing her name hereto, does hereby sign this report on Form 10-K on behalf of each of the above-named officers and directors of the registrant pursuant to a power of attorney executed by each of such officers and directors.

            /s/ Lynne P. Ciuba              March 20, 1997

*By ______________________________________
              Lynne P. Ciuba
             Attorney-in-fact

                            MAXUS ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          THREE
                                                       MONTHS ENDED  YEAR ENDED
                                                        MARCH 31,   DECEMBER 31,
                                                           1995         1994
                                                       ------------ ------------
                                                       (IN MILLIONS, EXCEPT PER
                                                                SHARE)
Revenues
  Sales and operating revenues........................    $142.5      $ 682.1
  Other revenues, net.................................       9.6          9.0
                                                          ------      -------
                                                           152.1        691.1
Costs and Expenses
  Operating expenses..................................      64.6        242.8
  Gas purchase costs..................................      12.7        116.9
  Exploration, including exploratory dry holes........       8.9         35.5
  Depreciation, depletion and amortization............      29.9        140.2
  General and administrative expenses.................       4.2         22.4
  Taxes other than income taxes.......................       3.1         12.9
  Interest and debt expenses..........................      24.1         96.7
  Pre-merger costs....................................      42.4
  Environmental studies and remediation...............                   60.5
  Restructuring:
    Gain on sale of assets............................                 (201.9)
    Restructuring costs...............................                  100.9
                                                          ------      -------
                                                           189.9        626.9
                                                          ------      -------
Income (Loss) Before Income Taxes.....................     (37.8)        64.2
  Income Taxes........................................      19.1         86.9
                                                          ------      -------
Net Loss..............................................     (56.9)       (22.7)
  Dividend requirement on Preferred Stock.............      (9.6)       (43.6)
                                                          ------      -------
Net Loss Applicable to Common Shares..................    $(66.5)     $ (66.3)
                                                          ======      =======
Net Loss Per Common Share.............................    $ (.49)     $  (.49)
                                                          ======      =======
Average Common Shares Outstanding.....................     135.5        134.7


                See Notes to Consolidated Financial Statements.

                            MAXUS ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                   MARCH 31,
                             ASSETS                                   1995
                             ------                              --------------
                                                                 (IN MILLIONS,
                                                                 EXCEPT SHARES)
Current Assets
  Cash and cash equivalents.....................................   $    91.6
  Short-term investments........................................        65.0
  Receivables, less allowance for doubtful accounts.............       127.8
  Taxes receivable..............................................        13.7
  Inventories...................................................        28.6
  Restricted cash...............................................        48.5
  Prepaids and other current assets.............................        19.4
                                                                   ---------
    Total Current Assets........................................       394.6
Properties and Equipment, less accumulated depreciation, deple-
 tion and amortization..........................................     1,110.7
Investments and Long-Term Receivables...........................        41.5
Restricted Cash.................................................        79.9
Intangible Assets, less accumulated amortization................        35.5
Deferred Income Taxes...........................................         9.4
Deferred Charges................................................        20.5
                                                                   ---------
                                                                   $ 1,692.1
                                                                   =========
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current Liabilities
  Long-term debt................................................   $     4.7
  Accounts payable..............................................        49.8
  Accrued liabilities...........................................       169.8
                                                                   ---------
    Total Current Liabilities...................................       224.3
Long-Term Debt..................................................       970.9
Deferred Income Taxes...........................................       199.7
Other Liabilities and Deferred Credits..........................       158.7
$9.75 Redeemable Preferred Stock, $1.00 par value
 Authorized and issued shares--1,250,000........................       125.0
Stockholders' Equity
  $2.50 Preferred Stock, $1.00 par value
   Authorized shares--5,000,000
   Issued shares--3,500,000.....................................         3.5
  $4.00 Preferred Stock, $1.00 par value
   Authorized shares--5,915,017
   Issued shares--4,356,958.....................................         4.4
  Common Stock, $1.00 par value
   Authorized shares--300,000,000
   Issued shares--135,897,899...................................       135.9
  Paid-in capital...............................................       966.2
  Accumulated deficit...........................................    (1,073.3)
  Minimum pension liability.....................................       (18.3)
  Unrealized loss on marketable securities......................        (1.3)
  Common Treasury Stock, at cost--310,535.......................        (3.6)
                                                                   ---------
    Total Stockholders' Equity..................................        13.5
                                                                   ---------
                                                                   $ 1,692.1
                                                                   =========

                      See "Commitments and Contingencies."
                See Notes to Consolidated Financial Statements.
 The Company uses the successful efforts method to account for its oil and gas producing activities.

                            MAXUS ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     THREE MONTHS TWELVE MONTHS
                                                        ENDED         ENDED
                                                      MARCH 31,   DECEMBER 31,
                                                         1995         1994
                                                     ------------ -------------
                                                           (IN MILLIONS)
Cash Flows From Operating Activities:
  Net loss..........................................    $(56.9)      $ (22.7)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation, depletion and amortization........      29.9         140.2
    Dry hole costs..................................       1.0           2.8
    Deferred income taxes...........................       0.4          (9.3)
    Net gain on sale of assets and investments......      (1.7)       (166.7)
    Postretirement benefits.........................       1.4           6.2
    Pre-merger costs................................      42.4
    Restructuring costs.............................                    91.0
    Environmental studies and remediation...........                    60.5
    Other...........................................       1.3           9.2
    Changes in components of working capital:
      Receivables...................................      23.8          (1.8)
      Inventories, prepaids and other current
       assets.......................................      (1.4)         (2.3)
      Accounts payable..............................     (15.1)        (22.3)
      Accrued liabilities...........................      26.3         (12.5)
      Taxes payable/receivable......................      10.1          (2.8)
                                                        ------       -------
        Net Cash Provided by Operating Activities...      61.5          69.5
                                                        ------       -------
Cash Flows From Investing Activities:
  Expenditures for properties and equipment--
   including dry hole costs.........................     (53.6)       (166.2)
  Expenditures for investments......................                   (20.1)
  Proceeds from sales of assets.....................       2.1         377.0
  Proceeds from sale/maturity of short-term
   investments......................................      63.4          10.9
  Purchases of short-term investments...............     (24.6)       (111.8)
  Restricted cash...................................      12.2          19.6
  Other.............................................       9.8         (10.8)
                                                        ------       -------
        Net Cash Provided by Investing Activities...       9.3          98.6
                                                        ------       -------
Cash Flows From Financing Activities:
  Net borrowings from joint venture partners........                    (4.4)
  Interest rate swap................................       3.4          (7.9)
  Proceeds from issuance of short-term debt.........                    30.0
  Repayment of short-term debt......................                   (69.1)
  Proceeds from issuance of long-term debt..........                   101.3
  Repayment of long-term debt.......................                  (137.5)
  Stock rights redemption...........................     (13.6)
  Redemption of Preferred Stock.....................                  (125.0)
  Dividends paid on Preferred Stock.................      (9.6)        (43.6)
                                                        ------       -------
        Net Cash Used in Financing Activities.......     (19.8)       (256.2)
                                                        ------       -------
Net Increase (Decrease) in Cash and Cash
 Equivalents........................................      51.0         (88.1)
Cash and Cash Equivalents at Beginning of Year......      40.6         128.7
                                                        ------       -------
Cash and Cash Equivalents at End of Year............    $ 91.6       $  40.6
                                                        ======       =======

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

  The following pre-Merger data is for the three months ended March 31, 1995, and the year ended December 31, 1994 and dollar amounts in tables are in millions, except per share amounts. The financial statements for the three-month period ended March 31, 1995, and the year ended December 31, 1994 are presented separately as pre-Merger and post-Merger financial information are not comparable.

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

  Net cash provided by operating activities reflects cash receipts for interest income and cash payments for interest expense and income taxes as follows:

                                                      THREE MONTHS TWELVE MONTHS
                                                         ENDED         ENDED
                                                       MARCH 31,   DECEMBER 31,
                                                          1995         1994
                                                      ------------ -------------
     Interest receipts...............................    $ 7.0         $12.4
     Interest payments...............................     12.2          98.7
     Income tax payments.............................     18.6          98.1

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

                           MAXUS ENERGY CORPORATION

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

                           MAXUS ENERGY CORPORATION

 Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

 Investments in Marketable Securities

  Investments in debt and equity securities are reported at fair value except for those investments in debt securities which management has the intent and the ability to hold to maturity. Investments in debt securities which are "held-for-sale" are classified based on the stated maturity and management's intent to sell the securities. Unrealized gains and losses on investments in marketable securities, except for debt securities classified as "held-to-maturity", are reported as a separate component of stockholders' equity. The Company's gross unrealized loss on its involvement in marketable securities which are included in long-term investments at March 31, 1995, was $1.3 million which was entirely comprised of unrealized losses on the Company's investment in U. S. Treasury Notes.

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

NOTE TWO--PRE-MERGER COSTS

  In March 1995, the Company recorded $42.4 million of pre-merger costs associated with the Merger. Such costs, which included expenses associated with financial consulting and legal services, severance payments pursuant to change of control agreements and payments for surrender of stock options and restricted stock, were recorded in accrued liabilities in the consolidated balance sheet.

                           MAXUS ENERGY CORPORATION

NOTE THREE--RESTRUCTURING

 Asset Sales

  On April 25, 1994, Diamond Shamrock Offshore Partners Limited Partnership ("Offshore Partners") sold its interests in Main Pass Blocks 72, 73 and 74. On April 26, 1994, Maxus and its subsidiaries sold all of their partnership interests in Offshore Partners. Maxus Offshore Exploration Company, a wholly owned subsidiary of the Company, and the Company had a combined 1% general partner's interest in offshore partners and were the managing general partner and special general partner, respectively. The Company had an aggregate interest in Offshore Partners of approximately 87.1% at the time of the sale. On June 22, 1994, Maxus also sold the McFarlan Field and Grand Isle Block 25, both producing oil and gas properties. In total, the Company received $324.6 million of proceeds and recorded a net gain of $201.9 million from these transactions.

 Restructuring Costs

  In June 1994, the Company recorded a $100.9 million restructuring charge. The charge included a $69.8 million write-off associated with undeveloped Alaska coal leases, the development of which did not fit within the Company's strategy to commit funds only to oil and gas exploration and production. The charge also included costs associated with staff reductions and the write-off of non-producing assets outside the Company's core areas.

NOTE FOUR--ASSET DIVESTITURES

  In September of 1994, the Company sold its geothermal subsidiary, Thermal Power Company, for approximately $58 million net in cash and a $6.5 million promissory note due from the purchaser in 1997. A $12.6 million loss on the sale of these assets was recognized.

  During the second quarter of 1994, Maxus Venezuela (C.I.) Ltd., a subsidiary of Maxus, signed an agreement with BP Exploration de Venezuela S.A., granting BP a 45% interest in the Quiriquire Unit in eastern Venezuela. Maxus Venezuela remained the operator with a 50% interest and Otepi Consultores, a Venezuelan company, holds the remaining 5%. Also, during the second quarter of 1994, Maxus Bolivia, Inc., a subsidiary of Maxus, signed an agreement to take BHP Petroleum as a partner in its Bolivian oil development project. The Company received $10 million from BHP in exchange for a 50% interest in the project.

NOTE FIVE--GEOGRAPHIC DATA

  The Company is engaged primarily in the exploration for and the production and sale of crude oil and natural gas.

  Sales, operating profit and identifiable assets by geographic area were as follows:

                                                    SALES AND OPERATING REVENUES
                                                    ----------------------------
                                                     THREE MONTHS    YEAR ENDED
                                                    ENDED MARCH 31, DECEMBER 31,
                                                         1995           1994
                                                    --------------- ------------
     United States.................................     $ 41.6         $276.9
     Indonesia.....................................       93.1          381.2
     South America.................................        7.8           24.0
                                                        ------         ------
                                                        $142.5         $682.1
                                                        ======         ======

                           MAXUS ENERGY CORPORATION

                                                      OPERATING PROFIT (LOSS)
                                                    ----------------------------
                                                     THREE MONTHS    YEAR ENDED
                                                    ENDED MARCH 31, DECEMBER 31,
                                                         1995           1994
                                                    --------------- ------------
     United States.................................     $  2.9        $  35.0
     Indonesia.....................................       36.8          138.5
     South America.................................       (3.7)          (2.6)
     Other foreign.................................       (1.7)         (11.6)
                                                        ------        -------
                                                          34.3          159.3
     Equity earnings...............................                       5.2
     General corporate expenses....................       (5.6)        (104.6)
     Interest and debt expenses....................      (24.1)         (96.7)
     Pre-merger costs..............................      (42.4)
     Restructuring costs...........................                     101.0
                                                        ------        -------
                                                        $(37.8)       $  64.2
                                                        ======        =======

                                                           IDENTIFIABLE ASSETS
                                                          ----------------------
                                                          MARCH 31, DECEMBER 31,
                                                            1995        1994
                                                          --------- ------------
     United States....................................... $  295.7    $  327.0
     Indonesia...........................................    639.0       647.5
     South America.......................................    317.2       304.2
     Other foreign.......................................     15.3        11.4
                                                          --------    --------
                                                           1,267.2     1,290.1
     Corporate assets....................................    424.9       416.6
                                                          --------    --------
                                                          $1,692.1    $1,706.7
                                                          ========    ========

  Net foreign assets were $685.5 million at March 31, 1995 and $701.4 million at December 31, 1994.

  Income from foreign operations, after applicable local income taxes, was $16.7 million for the three months ended March 31, 1995 and $63.9 million for the year ended December 31, 1994.

  Sales to three customers for the three months ended March 31, 1995 and the year ended December 31, 1994 each represented 10% or more of consolidated sales:

                                                      THREE MONTHS TWELVE MONTHS
                                                         ENDED         ENDED
                                                       MARCH 31,   DECEMBER 31,
                                                          1995         1994
                                                      ------------ -------------
     Phillips Petroleum Company......................    $14.3        $ 56.4
     Mitsubishi Corporation..........................     23.4          66.5
     Indonesian Government...........................     36.4         145.8

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

                            MAXUS ENERGY CORPORATION

NOTE SIX--TAXES

Income before income taxes was comprised of income (loss) from:

                                                     THREE MONTHS    YEAR ENDED
                                                    ENDED MARCH 31, DECEMBER 31,
                                                         1995           1994
                                                    --------------- ------------
     United States.................................     $(69.2)        $(60.1)
     Foreign.......................................       31.4          124.3
                                                        ------         ------
                                                        $(37.8)        $ 64.2
                                                        ======         ======

  The Company's provision for income taxes was comprised of the following:

                                                     THREE MONTHS    YEAR ENDED
                                                    ENDED MARCH 31, DECEMBER 31,
                                                         1995           1994
                                                    --------------- ------------
     Current
       Federal.....................................                    $(20.1)
       Foreign.....................................      $18.7           73.7
       State and local.............................                       5.5
                                                         -----         ------
                                                          18.7           59.1
     Deferred
       Federal.....................................                      24.7
       Foreign.....................................         .4            3.1
                                                         -----         ------
                                                            .4           27.8
                                                         -----         ------
     Provision for income taxes....................      $19.1         $ 86.9
                                                         =====         ======

  The principal reasons for the difference between tax expense at the statutory federal income tax rate of 35% and the Company's provision for income taxes were:

                                                    THREE MONTHS    YEAR ENDED
                                                   ENDED MARCH 31, DECEMBER 31,
                                                        1995           1994
                                                   --------------- ------------
     Tax expense at statutory federal rate........     $(13.2)        $ 22.5
     Increase (reduction) resulting from:
       Taxes on foreign income....................       12.4           49.5
       Excess statutory depletion.................                       (.7)
       Asset sales................................                      20.5
       Alternative minimum tax....................                       (.3)
       Nondeductible pre-Merger costs.............        4.4
       Valuation allowance........................       13.9           24.9
       Items not related to current year earn-
        ings......................................        1.5          (33.4)
       Other, net.................................         .1            3.9
                                                       ------         ------
       Provision for income taxes.................     $ 19.1         $ 86.9
                                                       ======         ======

  "Items not related to current year earnings" in 1994 includes a tax benefit from the favorable resolution of a federal tax refund suit.

                           MAXUS ENERGY CORPORATION

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for the three months ended March 31, 1995 were as follows:

                                                                       MARCH 31,
                                                                         1995
                                                                       ---------
     U. S. deferred tax liabilities
       Properties and equipment.......................................  $   5.1
       Other..........................................................       .2
                                                                        -------
         Deferred U. S. tax liabilities...............................      5.3
                                                                        -------
     U. S. deferred tax assets
       Foreign deferred taxes.........................................    (69.9)
       Book accruals..................................................    (34.4)
       Loss carryforwards.............................................    (50.8)
       Credit carryforwards...........................................    (23.2)
       Other..........................................................      (.6)
                                                                        -------
         Gross deferred U. S. tax assets..............................   (178.9)
                                                                        -------
     Valuation allowance..............................................    163.9
                                                                        -------
     Net deferred U. S. tax assets....................................    (15.0)
                                                                        -------
     Net deferred U. S. taxes.........................................     (9.7)
                                                                        -------
     Foreign deferred tax liabilities
       Properties and equipment.......................................    199.7
                                                                        -------
         Net deferred foreign taxes...................................    199.7
                                                                        -------
     Net deferred taxes...............................................  $ 190.0
                                                                        =======

  The valuation allowance was $116.0 million at December 31, 1994. The valuation allowance was increased $13.9 million during the first three months of 1995, primarily due to the increase in loss carryforwards.

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

  Taxes other than income taxes were comprised of the following:

                                                     THREE MONTHS    YEAR ENDED
                                                    ENDED MARCH 31, DECEMBER 31,
                                                         1995           1994
                                                    --------------- ------------
     Gross production..............................      $1.2          $ 6.5
     Real and personal property....................       1.8            5.5
     Other.........................................        .1             .9
                                                         ----          -----
                                                         $3.1          $12.9
                                                         ====          =====

                           MAXUS ENERGY CORPORATION

NOTE SEVEN--POSTEMPLOYMENT BENEFITS

 Pensions

  The components of net periodic pension expense are as follows:

                                                   THREE MONTHS    YEAR ENDED
                                                  ENDED MARCH 31, DECEMBER 31,
                                                       1995           1994
                                                  --------------- ------------
     Service cost for benefits earned during the
      period.....................................      $  .5         $ 2.9
     Interest cost on projected benefit obliga-
      tion.......................................        2.2           8.7
     Actual return on plan assets................       (4.5)         (2.5)
     Net amortization and deferrals..............        2.5          (5.4)
                                                       -----         -----
                                                       $  .7         $ 3.7
                                                       =====         =====

  Due to an early retirement program offered to former employees, the Company recognized a settlement loss of $1.7 million on one of its plans in 1994.

  Plan assets are primarily invested in short-term investments and stocks and bonds. The principal assumptions used to estimate the benefit obligations of the plans on the measurement date, October 1, 1994 were as follows:

     Discount rate......................................................... 8.5%
     Expected long-term rate of return on plan assets...................... 9.0%
     Rate of increase in compensation levels............................... 5.5%

  The funded status of the plans at March 31, 1995 was as follows:

                                                              PLANS WITH
                                                        -----------------------
                                                        ACCUMULATED   ASSETS
                                                         BENEFITS    EXCEEDING
                                                         EXCEEDING  ACCUMULATED
                                                          ASSETS     BENEFITS
                                                          3/31/95     3/31/95
                                                        ----------- -----------
     Actuarial present value of:
       Vested benefit obligation.......................   $ 86.3       $ 9.8
                                                          ------       -----
       Accumulated benefit obligation..................   $ 90.6       $11.9
                                                          ------       -----
       Projected benefit obligation....................   $ 91.4       $15.0
     Plan assets at fair value.........................     76.2        14.5
                                                          ------       -----
     Plan assets less than projected benefit obliga-
      tion.............................................   $(15.2)      $ (.5)
     Unrecognized net loss.............................     24.1         1.0
     Unrecognized net transition obligation (asset)....     (3.8)         .1
     Unrecognized prior service cost...................      (.3)        (.9)
     Adjustment required to recognize minimum liabili-
      ty...............................................    (18.3)
                                                          ------       -----
     Prepaid (accrued) pension cost....................   $(13.5)      $ (.3)
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

                           MAXUS ENERGY CORPORATION

  In addition to the defined benefit plans, the Company has a defined contribution plan which covers Indonesian nationals. Employee contributions of 2% of each covered employee's compensation are matched by the Company with a contribution of 6% of compensation by the Company. Contributions to the plan were $.1 million in the first quarter of 1995 and $.4 million in 1994.

 Other Postretirement Benefits

  The Company reports its obligation for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its retiree health and welfare benefits plan. Under SFAS 106, the Company is required to accrue the estimated cost of retiree benefit payments, other than pensions, during employees' active service period. The Company currently administers several unfunded postretirement medical and life insurance plans covering primarily U. S. employees which are, depending on the type of plan, either contributory or noncontributory. Employees become eligible for these benefits if they meet minimum age and service requirements.

  During 1994, the Company's postretirement medical and life insurance plans experienced a partial curtailment due to the Company's decision to reduce staff. The effect of the curtailment was a $6.6 million charge to earnings in 1994, which was included as a component of the restructuring costs (See Note Three), primarily due to accelerated recognition of the transition obligation.

  The components of net periodic postretirement benefit expense for the three months ended March 31, 1995 and for the year ended December 31, 1994 are as follows:

                                                    THREE MONTHS    YEAR ENDED
                                                   ENDED MARCH 31, DECEMBER 31,
                                                        1995           1994
                                                   --------------- ------------
     Service cost for benefits earned during the
      period......................................      $ .1           $ .5
     Interest cost on accumulated postretirement
      benefit obligation..........................        .9            3.4
     Amortization of transition obligation........        .5            2.3
                                                        ----           ----
                                                        $1.5           $6.2
                                                        ====           ====

  The APBO as of March 31, 1995 was $44.4 million. The amount recognized in the Company's statement of financial position at March 31, 1995 is as follows:

                                                                  MARCH 31, 1995
                                                                  --------------
     Retirees....................................................     $ 39.0
     Fully eligible active employees.............................        1.8
     Other active employees......................................        3.6
                                                                      ------
       Total.....................................................       44.4
     Unrecognized transition obligation..........................      (33.7)
     Unrecognized net gain.......................................        2.1
                                                                      ------
                                                                      $ 12.8
                                                                      ======

  A discount rate of 8.5% was used in determining the APBO for the three months ended March 31, 1995. The APBO was based on a 10.4% increase in the medical cost trend rate, with the rate trending downward .6% per year to 5% in 2003 and remaining at 5% thereafter. This assumption has a significant effect on annual

                           MAXUS ENERGY CORPORATION
expense, as it is estimated that a 1% increase in the medical trend rate would increase the APBO by $4.2 million and increase the net periodic postretirement benefit cost by $.4 million per year.

 Other Postemployment Benefits

  The Company reports its obligation for postemployment benefits in accordance with Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits," to account for benefits provided after employment but before retirement. SFAS 112 requires an accrual method of recognizing the cost of providing postemployment benefits. This liability primarily represents medical benefits for long-term disability recipients. Annual costs are expected to be immaterial. Net periodic postemployment benefit expense was insignificant for the three months ended March 31, 1995 and for the year ended December 31, 1994.

NOTE EIGHT--FINANCIAL INSTRUMENTS

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

  The estimated fair value of the Company's financial instruments are as follows:

                                                                MARCH 31, 1995
                                                               -----------------
                                                                          FAIR
                                                               CARRYING VALUE OF
                                                                AMOUNT   ASSETS
                                                               -------- --------
ASSETS
  Restricted cash, including current and long-term portion....  $128.4   $125.6
  Long-term investments.......................................    41.5     36.7
LIABILITIES
  Long-term debt, including current portion...................   975.6    862.4

  For information on the Company's derivative financial instruments, see Note Sixteen.

                           MAXUS ENERGY CORPORATION

NOTE NINE--RECEIVABLES

                                                                  MARCH 31, 1995
                                                                  --------------
     Trade receivables...........................................     $ 97.0
     Notes and other receivables.................................       32.0
     Less--Allowance for doubtful receivables....................        1.2
                                                                      ------
                                                                      $127.8
                                                                      ======

NOTE TEN--PROPERTIES AND EQUIPMENT

                                                                 MARCH 31, 1995
                                                                 --------------
     Proved properties..........................................    $2,445.5
     Unproved properties........................................        31.7
     Gas plants and other.......................................       220.0
                                                                    --------
       Total Oil and Gas........................................     2,697.2
                                                                    --------
     Corporate..................................................        51.5
                                                                     2,748.7
     Less--Accumulated depreciation, depletion and amortiza-
      tion......................................................     1,638.0
                                                                    --------
                                                                    $1,110.7
                                                                    ========

  The charge against earnings for depreciation, depletion and amortization of property and equipment was $29.9 million for the three months ended March 31, 1995, and $138.9 million for the year ended December 31, 1994. The charge against earnings for maintenance and repairs was $7.4 million for the three months ended March 31, 1995, and $38.9 million for the year ended December 31, 1994.

NOTE ELEVEN--INVESTMENTS AND LONG-TERM RECEIVABLES

                                                                  MARCH 31, 1995
                                                                  --------------
     Investments, at cost, and long-term receivables.............     $12.0
     U. S. Treasury notes........................................      29.5
                                                                      -----
                                                                      $41.5
                                                                      =====

  In September 1994, the Company sold its geothermal subsidiary, Thermal Power Company, which owned Union-Magma-Thermal Tax Partnership ("UMT") (See Note
Four). The investment in UMT was carried on the equity method prior to the sale of Thermal Power Company. The following schedule presents certain summarized financial information of UMT:

                                                               DECEMBER 31, 1994
                                                               -----------------
     Summarized Statement of Income:
       Sales..................................................       $50.0
       Gross profit...........................................        24.8
       Net income.............................................        24.8

  The Company's equity earnings are principally from UMT and were $5.2 million in 1994.

                           MAXUS ENERGY CORPORATION

NOTE TWELVE--RESTRICTED CASH

  At March 31, 1995, the Company had $128.4 million in restricted cash, of which $64.0 million represented collateral for outstanding letters of credit. Assets held in trust as required by certain insurance policies were $64.4 million in 1995. Approximately $48.5 million of collateral for outstanding letters of credit at March 31, 1995 was classified as a current asset.

NOTE THIRTEEN--INTANGIBLE ASSETS

  Intangibles, primarily the excess of cost over fair market value of net assets acquired, were $50.0 million at March 31, 1995. Accumulated amortization at March 31, 1995 was $14.5 million. The charge against earnings for amortization of intangible assets was $0.3 million for the three months ended March 31, 1995 and $1.3 million for the year ended December 31, 1994.

NOTE FOURTEEN--ACCRUED LIABILITIES

                                                                  MARCH 31, 1995
                                                                  --------------
     Accrued interest payable....................................     $ 34.8
     Joint interest billings for international operations........       32.3
     Merger reserve..............................................       41.0
     Environmental reserve.......................................       14.9
     Overlift payable............................................       12.2
     Postretirement and postemployment benefits..................        4.5
     Accrued compensation, benefits and withholdings.............        5.0
     Other.......................................................       25.1
                                                                      ------
                                                                      $169.8
                                                                      ======

NOTE FIFTEEN--LONG-TERM AND CREDIT ARRANGEMENTS

                                                                  MARCH 31, 1995
                                                                  --------------
     Senior Indebtedness
      Sinking Fund Debentures
       11 1/4% due 2013..........................................     $ 16.9
       11 1/2% due 2001-2015.....................................      109.0
       8 1/2% due 1998-2008......................................       93.4
     Notes
       9 7/8% due 2002...........................................      247.3
       9 1/2% due 2003...........................................       99.5
       9 3/8% due 2003...........................................      260.0
     Medium-term notes...........................................      149.3
     Bank and other loans........................................         .2
                                                                      ------
       Total senior indebtedness.................................      975.6
     Less--current portion.......................................        4.7
                                                                      ------
                                                                      $970.9
                                                                      ======

                           MAXUS ENERGY CORPORATION

  The aggregate maturities of long-term debt outstanding at March 31, 1995, for the next five years will be as follows:

     April 1, 1995--March 31, 1996....................................... $ 4.7
     April 1, 1996--March 31, 1997.......................................  34.3
     April 1, 1997--March 31, 1998.......................................  14.2
     April 1, 1998--March 31, 1999.......................................  20.5
     April 1, 1999--March 31, 2000.......................................   8.5

  At March 31, 1995, the Company had $149.3 million of medium-term notes outstanding, which were issued in prior years, with maturities from 1995 to 2004 and annual interest rates ranging from 7.57% to 11.08%.

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

  Total interest and debt expenses incurred, including capitalized interest, were as follows:

                                                     THREE MONTHS    YEAR ENDED
                                                    ENDED MARCH 31, DECEMBER 31,
                                                         1995           1994
                                                    --------------- ------------
     Interest and debt expenses....................      $24.1         $96.7
     Capitalized interest..........................         .1           3.2
                                                         -----         -----
                                                         $24.2         $99.9
                                                         =====         =====

NOTE SIXTEEN--DERIVATIVE FINANCIAL INSTRUMENTS

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

 Natural Gas Price Swap Agreements

  Under the price swap agreements used to hedge fluctuations in the price of natural gas, the Company receives or makes payments based on the differential between the Company's specified price and the counterparty's specified price of natural gas. Depending on the agreement, the Company pays a fixed or variable

                           MAXUS ENERGY CORPORATION
price per million British Thermal Units ("Mmbtu") and receives a fixed or variable price per Mmbtu. During the three months ended March 31, 1995, the Company had swap agreements with other companies to exchange payments on 0.8 million Mmbtu of gas. Under these swap agreements, the Company paid fixed or variable prices averaging $1.61 per Mmbtu and received fixed or variable prices averaging $1.58 per Mmbtu. Gross gains and gross losses realized on these swap agreements were immaterial.

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

NOTE SEVENTEEN--PREFERRED STOCK

  The Company has the authority to issue 100,000,000 shares of Preferred Stock, $1.00 par value. The rights and preferences of shares of authorized but unissued Preferred Stock are established by the Company's Board of Directors at the time of issuance.

 $9.75 Cumulative Convertible Preferred Stock

  In 1987, the Company sold 3,000,000 shares of $9.75 Cumulative Convertible Preferred Stock (the "$9.75 Preferred Stock"). Since such time, the Company has entered into various agreements, most recently on June 8, 1995, with the sole holder of the $9.75 Preferred Stock pursuant to which, among other things, the Company has repurchased 500,000 shares and the parties have waived or amended various covenants, agreements and restrictions relating to such stock. At March 31, 1995, 1,250,000 shares of $9.75 Preferred Stock were outstanding, each receiving an annual cash dividend of $9.75. In addition, 375,000 of such shares (the "Conversion Waiver Shares") each received an additional quarterly cash payment of $.25 ($.50 in certain circumstances). For the 12-month period commencing February 1, 1995, each share of the $9.75 Preferred Stock has a liquidation value of $101.0836 ($126.4 million in the aggregate) which reduces to $100 at February 1, 1996, in each case plus accrued dividends. Since February 1, 1994, the stock has been subject to mandatory redemption at the rate of 625,000 shares per year. The $9.75 Preferred Stock currently is neither convertible by the holder nor redeemable at the Company's option and has no associated registration rights. The $9.75 Preferred Stock entitles the holder to vote only on certain matters separately affecting such holder, and the $9.75 Preferred Stock other than the Conversion Waiver Shares entitles the holder to elect one individual to the Board of Directors of the Company. In addition, pursuant to the June 8, 1995 agreement, the holder of the $9.75 Preferred Stock waived previously granted rights to approve certain "self-dealing" transactions and certain financial covenants pertaining to the Company, and the Company waived its right of first offer with respect to the transfer of the $9.75 Preferred Stock and certain transfer restrictions on such stock.

 $4.00 Cumulative Convertible Preferred Stock

  Each outstanding share of $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock") was entitled to one vote, was convertible at any time into shares of the Company's Common Stock (2.29751 shares

                           MAXUS ENERGY CORPORATION
at March 31, 1995), was entitled to receive annual cash dividends of $4.00 per share, was callable at and had a liquidation value of $50.00 per share ($217.8 million in the aggregate at March 31, 1995) plus accrued but unpaid dividends, if any. The Company redeemed the $4.00 Preferred Stock on August 13, 1996.

 $2.50 Cumulative Preferred Stock

  Each outstanding share of the $2.50 Preferred is entitled to receive annual cash dividends of $2.50 per share, is callable after December 1, 1998 at and has a liquidation value of $25.00 per share ($87.5 million in the aggregate at March 31, 1995) plus accrued but unpaid dividends, if any.

  The holders of the shares are entitled to limited voting rights under certain conditions. In the event the Company is in arrears in the payment of six quarterly dividends, the holders of the $2.50 Preferred Stock have the right to elect two members to the Board of Directors until such time as the dividends in arrears are current and a provision is made for the current dividends due.

NOTE EIGHTEEN--COMMON STOCK

                                                              SHARES     AMOUNT
                                                            -----------  ------
     January 1, 1994....................................... 134,373,523  $134.4
       Employee Shareholding and Investment Plan...........     830,798      .8
       Restricted stock....................................     490,430      .5
       Fractional shares exchanged for cash................         (29)
                                                            -----------  ------
     January 1, 1995....................................... 135,694,722   135.7
       Employee Shareholding and Investment Plan...........     199,274      .2
       Conversion of $4.00 Preferred Stock.................       5,588
       Fractional shares exchanged for cash................      (1,685)
                                                            -----------  ------
     March 31, 1995........................................ 135,897,899  $135.9
                                                            ===========  ======

  In 1991, the Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan") became effective. The Plan allowed holders of Common Stock to purchase additional shares at a 3% discount from the current market prices without paying brokerage commissions or other charges. In addition, if the Company were to pay a dividend on its Common Stock in the future, common stockholders could reinvest the amount of those dividends in additional shares also at a 3% discount from the current market prices. In November 1992, the Company effectively suspended the Plan by raising the threshold price.

  At March 31, 1995, there were 32.4 million shares of Common Stock reserved for issuance upon conversion of Preferred Stock, exercises of stock options or issuance under certain employee benefit plans.

  In 1992, Kidder, Peabody Group Inc. purchased eight million warrants from the Company. Each warrant represents the right to purchase one share of the Company's Common Stock at $13.00 per share at any time prior to the expiration of the warrants on October 10, 1997.

  The Company has an Employee Shareholding and Investment Plan, now known as the Employee Savings Plan ("ESIP"), which allows eligible participating employees to contribute a certain percentage of their salaries (1%-10%) to a trust for investment in any of six funds, one of which consists of the Company's Common Stock. The Company matches the participating employee's contribution to the ESIP (up to 6% of base pay); such matching contribution is charged against earnings and invested in the ESIP fund which consists of the Company's Common Stock. The charge against earnings for the Company's contribution to the ESIP was $0.6

                           MAXUS ENERGY CORPORATION
million and $2.8 million at March 31, 1995 and December 31, 1994, respectively. Subsequent to the Merger, contributions can no longer be invested in the Company's Common Stock.

  In 1988, the Company adopted a Preferred Share Purchase Rights Plan. The plan issued one right for each share of Common Stock and 7.92 rights for each share of $9.75 Preferred Stock outstanding as of the close of business on September 12, 1988. The rights, which entitled the holder to purchase from the Company one one-hundredth of a share of a new series of junior preferred stock at $23.00 per share, became exercisable if a person had become the beneficial owner of 20% or more of the Company's Common Stock or of an amount that the Board of Directors determined was intended to cause the Company to take certain actions not in the best long-term interests of the Company and its stockholders. The rights also became exercisable if a person made a tender offer or exchange offer for 30% or more of the Company's outstanding Common Stock. The rights could be redeemed at $.10 per right under certain circumstances. In the Merger Agreement, the Company agreed to redeem the rights. On February 28, 1995, the Board of Directors of the Company took action to redeem the rights, effective as of March 22, 1995. Holders of Common Stock on the close of business on that date received the redemption price of $0.10 per right. Under a separate agreement with the sole holder of the $9.75 Preferred Stock, such holder waived its right to receive the redemption price with respect to the rights associated with the $9.75 Preferred Stock, subject to consummation of the Merger.

NOTE NINETEEN--PAID-IN CAPITAL AND ACCUMULATED DEFICIT

                                                          PAID-IN   ACCUMULATED
                                                          CAPITAL     DEFICIT
                                                          --------  -----------
     January 1, 1994..................................... $1,026.2   $  (993.7)
       Net loss..........................................                (22.7)
       Dividends on Preferred Stock......................    (43.6)
       Employee Shareholding and Investment Plan.........      3.1
       Restricted stock..................................      2.4
                                                          --------   ---------
     January 1, 1995.....................................    988.1    (1,016.4)
       Net loss..........................................                (56.9)
       Dividends on Preferred Stock......................     (9.6)
       Stock rights redemption...........................    (13.6)
       Restricted stock..................................       .6
       Employee Shareholding and Investment Plan.........       .7
                                                          --------   ---------
     March 31, 1995...................................... $  966.2   $(1,073.3)
                                                          ========   =========

NOTE TWENTY--UNREALIZED LOSS ON INVESTMENT IN MARKETABLE SECURITIES

  The amortized cost and estimated fair value of marketable securities at March 31, 1995 are as follows:

                                                          MARCH 31, 1995
                                                    ---------------------------
                                                                GROSS
                                                    AMORTIZED UNREALIZED MARKET
                                                      COST       LOSS    VALUE
                                                    --------- ---------- ------
     Held-to-maturity:
       Corporate and other debt securities.........  $280.0      $2.8    $277.2
     Held-for-sale:
       Corporate and other debt securities.........    30.7       1.3      29.4

                           MAXUS ENERGY CORPORATION

  At March 31, 1995, securities categorized as held-to-maturity are included in cash equivalents, short-term investments and short- and long-term restricted cash. The securities held-for-sale consist of U. S. Treasury notes which mature in August 2002 and are classified as long-term investments (See Note Eleven).

NOTE TWENTY-ONE--COMMON TREASURY STOCK

                                                                SHARES   AMOUNT
                                                               --------  ------
     January 1, 1994.......................................... (173,963) $(2.5)
       Restricted Stock....................................... (122,032)  (1.0)
                                                               --------  -----
     January 1, 1995.......................................... (295,995)  (3.5)
       Restricted Stock.......................................  (14,540)   (.1)
                                                               --------  -----
     March 31, 1995........................................... (310,535) $(3.6)
                                                               ========  =====

NOTE TWENTY-TWO--STOCK OPTIONS

  Two plans, a Long-Term Incentive Plan and a Director Stock Option Plan, were approved by the stockholders in 1992. The Company's 1986 and 1992 Long-Term Incentive Plans (the "Incentive Plans"), administered by the Compensation Committee of the Board of Directors, permitted the grant to officers and certain key employees of stock options, stock appreciation rights ("SARs"), performance units and awards of Common Stock or other securities of the Company on terms and conditions determined by the Compensation Committee of the Board of Directors.

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

  The grant or exercise of an option did not result in a charge against the Company's earnings because all options have been granted at exercise prices approximating the market value of the stock at the date of grant. However, any excess of Common Stock market price over the option price of options, which includes SARs, would result in a charge against the Company's earnings; a subsequent decline in market price would result in a credit to earnings, but only to a maximum of the earnings charges incurred in prior years on SARs.

  Stock option activity was as follows:

                                                        MARCH 31,  DECEMBER 31,
                                                          1995         1994
                                                        ---------  ------------
     Outstanding at January 1.........................  2,268,068     1,694,445
       Granted........................................                  758,000
       Cancelled......................................    (77,495)     (184,377)
                                                        ---------  ------------
     Outstanding at end of period.....................  2,190,573     2,268,068
       Grant price....................................             $5.00-$8.625
     Available for future grants at end of period.....  2,496,936     2,419,441
     Restricted stock held for vesting at end of peri-
      od..............................................    936,066       951,410
     Performance units held for vesting at end of pe-
      riod............................................    653,355       653,355

  Exercise prices of stock options outstanding at March 31, 1995 ranged from $5.00 to $13.75 per share. No stock options were exercised during 1994 or the first three months of 1995. There was no earnings activity related to SARs in 1994 or for the period ended March 31, 1995. Effective upon the Merger, all stock options and restricted stock outstanding under Company-sponsored incentive plans were surrendered to the Company.

                           MAXUS ENERGY CORPORATION

  Under the 1986 Long-Term Incentive Plan, the Company granted Restricted Stock. The amount of the grant price was amortized over the vesting period of the grant as a charge against earnings. The charge against earnings was $0.5 million for the period ended March 31, 1995 and $1.4 million in 1994.

  Effective upon the Merger, all stock options and restricted stock outstanding under Company-sponsored incentive plans were surrendered to the Company. In March 1995, the Company recorded a $9.9 million charge to earnings to record the estimated cost to redeem all outstanding options and restricted stock. This charge was included in pre-Merger costs in the Company's consolidated statement of operations (See Note Two).

NOTE TWENTY-THREE--LEASES

  The Company leases certain machinery and equipment, facilities and office space under cancelable and noncancelable operating leases, most of which expire within 20 years and may be renewed.

  Minimum annual rentals for non-cancelable operating leases at March 31, 1995, were as follows:

     March 31, 1996..................................................... $ 34.4
     March 31, 1997.....................................................   19.4
     March 31, 1998.....................................................   15.7
     March 31, 1999.....................................................    9.0
     March 31, 2000.....................................................    8.2
     March 31, 2001 and thereafter......................................   34.0
                                                                         ------
                                                                         $120.7
                                                                         ======

  Minimum annual rentals have not been reduced by minimum sublease rentals of $38.7 million due in the future under noncancelable subleases.

  Rental expense for operating leases was as follows:

                                                     THREE MONTHS    YEAR ENDED
                                                    ENDED MARCH 31, DECEMBER 31,
                                                         1995           1994
                                                    --------------- ------------
     Total rentals.................................      $14.0         $60.1
     Less--Sublease rental income..................         .9           2.9
                                                         -----         -----
     Rental expense................................      $13.1         $57.2
                                                         =====         =====

NOTE TWENTY-FOUR--COMMITMENTS AND CONTINGENCIES

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

                           MAXUS ENERGY CORPORATION

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

  At the time of the spin-off by the Company of Diamond Shamrock, Inc. ("DSI") in 1987, the Company executed a cost-sharing agreement for the partial reimbursement by DSI of environmental expenses related to the Company's disposed of businesses, including Chemicals. DSI was expected to reach its total reimbursement obligation in 1996.

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

  The Company's foreign petroleum exploration, development and production activities are subject to political and economic uncertainties, expropriation of property and cancellation or modification of contract rights, foreign exchange restrictions and other risks arising out of foreign governmental sovereignty over the areas in which the Company's operations are conducted, as well as risks of loss in some countries due to civil strife, guerrilla activities and insurrection. Areas in which the Company had significant operations include the United States, Indonesia, Ecuador, Bolivia and Venezuela.

                             REPORT OF MANAGEMENT

To the Stockholders of
 Maxus Energy Corporation

  The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles and have been audited by Arthur Andersen LLP, independent accountants, for the three months ended March 31, 1995, the nine months ended December 31, 1995 and the year ended December 31, 1996 and have been audited by Price Waterhouse LLP, independent accountants, for the year ended December 31, 1994.

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

  The Board of Directors pursues its oversight role for the Consolidated Financial Statements through the Audit Review Committee which is composed solely of directors who are not employees of the Company. The Audit Review Committee meets with the Company's financial management and operations auditors periodically to review the work of each and to monitor the discharge of their responsibilities. The Audit Review Committee also meets periodically with the Company's independent accountants without representatives of the Company present to discuss accounting, control, auditing and financial reporting matters.

/s/ W. Mark Miller
W. Mark Miller
Vice President and Chief Financial Officer

/s/ Linda R. Engelbrecht
Linda R. Engelbrecht
Controller

Dallas, Texas
January 29, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Maxus Energy Corporation

  We have audited the accompanying consolidated balance sheets of Maxus Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995 and March 31, 1995, and the related consolidated statements of operations and cash flows for the year ended December 31, 1996, the nine months ended December 31, 1995 and the three months ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxus Energy Corporation and its subsidiaries as of December 31, 1996 and 1995 and March 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1996, the nine months ended December 31, 1995, and the three months ended March 31, 1995, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP
Arthur Andersen LLP

Dallas, Texas
January 29, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Maxus Energy Corporation

  In our opinion, the accompanying consolidated statements of operations and of cash flows present fairly, in all material respects, the results of operations and cash flows of Maxus Energy Corporation and its subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Maxus Energy Corporation for any period subsequent to December 31, 1994.

/s/ Price Waterhouse LLP
Price Waterhouse LLP

Dallas, Texas
February 28, 1995

                      FINANCIAL SUPPLEMENTARY INFORMATION
                                  (UNAUDITED)
 (DATA IS AS OF DECEMBER 31 FOR THE YEAR ENDED 1994 AND AS OF MARCH 31 FOR THE
                              FIRST QUARTER THEN
  ENDED 1995. THE DOLLAR AMOUNTS IN TABLES ARE IN MILLIONS, EXCEPT PER SHARE)

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

                                     UNITED STATES              INDONESIA
                                 -----------------------  ----------------------
                                 MARCH 31,  DECEMBER 31,  MARCH 31, DECEMBER 31,
                                   1995         1994        1995        1994
                                 ---------  ------------  --------- ------------
Sales...........................   $22.7      $ 132.3       $93.1      $381.2
                                   -----      -------       -----      ------
Production costs................     7.4         35.0        39.7       151.5
Exploration costs...............     3.7         12.2         2.7        13.8
Depreciation, depletion and am-
 ortization.....................     7.0         45.3        16.9        75.6
(Gain) loss on sale of assets...     (.1)      (201.8)
Other...........................     2.9(a)      10.8(a)     (3.0)        1.8
                                   -----      -------       -----      ------
                                    20.9        (98.5)       56.3       242.7
                                   -----      -------       -----      ------
Income (loss) before tax provi-
 sion...........................     1.8        230.8        36.8       138.5
Provision (benefit) for income
 taxes..........................                  4.6        18.7        74.4
                                   -----      -------       -----      ------
Results of operations...........   $ 1.8      $ 226.2       $18.1      $ 64.1
                                   =====      =======       =====      ======

                              SOUTH AMERICA           OTHER FOREIGN           WORLDWIDE
                          ---------------------- ---------------------- ----------------------
                          MARCH 31, DECEMBER 31, MARCH 31, DECEMBER 31, MARCH 31, DECEMBER 31,
                            1995        1994       1995        1994       1995        1994
                          --------- ------------ --------- ------------ --------- ------------
Sales...................    $ 7.8      $24.0                             $123.6     $ 537.5
                            -----      -----                             ------     -------
Production costs........      6.8       17.8                               53.9       204.3
Exploration costs.......       .4        2.4       $ 2.2      $ 7.2         9.0        35.6
Depreciation, depletion
 and amortization.......      3.9        7.5          .4        2.7        28.2       131.1
(Gain) loss on sale of
 assets.................                  .2        (1.1)                  (1.2)     (201.6)
Other...................       .4       (1.4)                   (.3)         .3        10.9
                            -----      -----       -----      -----      ------     -------
                             11.5       26.5         1.5        9.6        90.2       180.3
                            -----      -----       -----      -----      ------     -------
Income (loss) before tax
 provision..............     (3.7)      (2.5)       (1.5)      (9.6)       33.4       357.2
Provision (benefit) for
 income taxes...........       .5        5.2                    (.2)       19.2        84.0
                            -----      -----       -----      -----      ------     -------
Results of operations...    $(4.2)     $(7.7)      $(1.5)     $(9.4)     $ 14.2     $ 273.2
                            =====      =====       =====      =====      ======     =======

----------
(a) Includes United States gathering and processing costs related to sales. Such costs were $3.1 million and $11.8 million for March 31, 1995, December 31, 1994, respectively.

CAPITALIZED COSTS

  Included in properties and equipment are capitalized amounts applicable to the Company's oil and gas producing activities. Such capitalized amounts include the cost of mineral interests in properties, completed and incomplete wells and related support equipment as follows:

                                      UNITED STATES            INDONESIA
                                  ---------------------- ----------------------
                                  MARCH 31, DECEMBER 31, MARCH 31, DECEMBER 31,
                                    1995        1994       1995        1994
                                  --------- ------------ --------- ------------
Proved properties................  $605.4      $584.0    $1,588.1    $1,572.9
Unproved properties..............    10.7         7.8          .7          .7
                                   ------      ------    --------    --------
                                    616.1       591.8     1,588.8     1,573.6
                                   ------      ------    --------    --------
Less--Accumulated depreciation,
 depletion and amortization......   422.6       416.8     1,060.6     1,043.7
                                   ------      ------    --------    --------
                                   $193.5      $175.0    $  528.2    $  529.9
                                   ======      ======    ========    ========

                              SOUTH AMERICA          OTHER FOREIGN            WORLDWIDE
                          ---------------------- ---------------------- ----------------------
                          MARCH 31, DECEMBER 31, MARCH 31, DECEMBER 31, MARCH 31, DECEMBER 31,
                            1995        1994       1995        1994       1995        1994
                          --------- ------------ --------- ------------ --------- ------------
Proved properties.......   $252.1      $240.8                           $2,445.6    $2,397.7
Unproved properties.....     15.2        15.2      $5.0        $5.4         31.6        29.1
                           ------      ------      ----        ----     --------    --------
                            267.3       256.0       5.0         5.4      2,477.2     2,426.8
                           ------      ------      ----        ----     --------    --------
Less--Accumulated
 depreciation, depletion
 and amortization.......     12.3         8.5       4.2         4.0      1,499.7     1,473.0
                           ------      ------      ----        ----     --------    --------
                           $255.0      $247.5      $ .8        $1.4     $  977.5    $  953.8
                           ======      ======      ====        ====     ========    ========

COSTS INCURRED

  Costs incurred by the Company in its oil and gas producing activities (whether capitalized or charged against earnings) were as follows:

                                       UNITED STATES            INDONESIA
                                   ---------------------- ----------------------
                                   MARCH 31, DECEMBER 31, MARCH 31, DECEMBER 31,
                                     1995        1994       1995        1994
                                   --------- ------------ --------- ------------
Property acquisition costs........   $13.6      $ 2.4
Exploration costs.................     7.0       12.8       $ 7.0      $13.8
Development costs.................     8.2       20.9        10.9       58.7
                                     -----      -----       -----      -----
                                     $28.8      $36.1       $17.9      $72.5
                                     =====      =====       =====      =====

                             SOUTH AMERICA          OTHER FOREIGN            WORLDWIDE
                         ---------------------- ---------------------- ----------------------
                         MARCH 31, DECEMBER 31, MARCH 31, DECEMBER 31, MARCH 31, DECEMBER 31,
                           1995        1994       1995        1994       1995        1994
                         --------- ------------ --------- ------------ --------- ------------
Property acquisition
 costs..................                                                 $13.6      $  2.4
Exploration costs.......   $  .4      $ 3.4       $2.2        $7.4        16.6        37.4
Development costs.......    11.3       77.7                               30.4       157.3
                           -----      -----       ----        ----       -----      ------
                           $11.7      $81.1       $2.2        $7.4       $60.6      $197.1
                           =====      =====       ====        ====       =====      ======

OIL AND GAS RESERVES

  The following table represents the Company's net interest in estimated quantities of developed and undeveloped reserves of crude oil, condensate, natural gas liquids and natural gas and changes in such quantities at quarter-end March 31, 1995 and at year-end 1994. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

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

                                MARCH 31, 1995(D)               DECEMBER 31, 1994
                          ------------------------------  -----------------------------------
                          UNITED            SOUTH         UNITED              SOUTH
       CRUDE OIL          STATES INDONESIA AMERICA TOTAL  STATES INDONESIA   AMERICA    TOTAL
       ---------          ------ --------- ------- -----  ------ ---------   -------    -----
                                              (MILLIONS OF BARRELS)
Net Proved Developed and
 Undeveloped Reserves
Beginning of period.....   3.5     158.8    67.1   229.4   12.3    180.1      71.6      264.0
  Revisions of previous
   estimates............                                     .2     (3.2)(a)   5.1        2.1
  Purchase of reserves
   in place.............    .3                        .3
  Extensions,
   discoveries and other
   additions............                                     .1      3.5(a)               3.6
  Production............   (.1)     (4.7)    (.8)   (5.6)   (.9)   (21.6)     (1.8)(c)  (24.3)
  Sales of reserves in
   place................                                   (8.2)              (7.8)     (16.0)
                           ---     -----    ----   -----   ----    -----      ----      -----
End of period...........   3.7     154.1    66.3   224.1    3.5    158.8      67.1      229.4
                           ---     -----    ----   -----   ----    -----      ----      -----
Net Proved Developed
 Reserves
Beginning of period.....   2.9     141.5    14.8   159.2   11.0    161.1      14.1      186.2
End of period...........   2.8     136.8    14.0   153.6    2.9    141.5      14.8      159.2
                           ===     =====    ====   =====   ====    =====      ====      =====

                                    MARCH 31, 1995(D)       DECEMBER 31, 1994
                                  ----------------------  ----------------------
                                  UNITED                  UNITED
         NATURAL GAS(B)           STATES INDONESIA TOTAL  STATES INDONESIA TOTAL
         --------------           ------ --------- -----  ------ --------- -----
                                            (BILLIONS OF CUBIC FEET)
Net Proved Developed and
 Undeveloped Reserves
Beginning of period..............   492     304     796     679     262     941
  Revisions of previous
   estimates.....................                            21       1      22
  Purchase of reserves in place..    24              24
  Extensions, discoveries and
   other additions...............                            13      58      71
  Production.....................   (11)     (4)    (15)    (57)    (17)    (74)
  Sales of reserves in place.....                          (164)           (164)
                                   ----     ---    ----    ----    ----    ----
End of period....................   505     300     805     492     304     796
                                   ----     ---    ----    ----    ----    ----
Net Proved Developed Reserves
Beginning of period..............   384     107     491     507      85     592
End of period....................   373     103     476     384     107     491
                                   ====     ===    ====    ====    ====    ====
                                    MARCH 31, 1995(D)       DECEMBER 31, 1994
                                  ----------------------  ----------------------
                                  UNITED                  UNITED
       NATURAL GAS LIQUIDS        STATES INDONESIA TOTAL  STATES INDONESIA TOTAL
       -------------------        ------ --------- -----  ------ --------- -----
                                              (MILLIONS OF BARRELS)
Net Proved Developed and
 Undeveloped Reserves
Beginning of period..............  36.5     9.4    45.9    37.1    10.2    47.3
  Revisions of previous
   estimates.....................                           2.0     (.7)    1.3
  Purchase of reserves in place..    .4              .4
  Extensions, discoveries and
   other additions...............                            .4      .7     1.1
  Production.....................   (.8)    (.1)    (.9)   (3.0)    (.8)   (3.8)
                                   ----     ---    ----    ----    ----    ----
End of period....................  36.1     9.3    45.4    36.5     9.4    45.9
                                   ----     ---    ----    ----    ----    ----
Net Proved Developed Reserves
 Beginning of period.............  29.7     3.2    32.9    29.5     3.3    32.8
End of period....................  28.9     3.1    32.0    29.7     3.2    32.9
                                   ====     ===    ====    ====    ====    ====

--------
(a) The changes reflect the impact of the change in the price of crude oil on the barrels to which the Company is entitled under the terms of the Indonesian production sharing contracts. The Indonesian production sharing contracts allow the Company to recover tangible production and exploration costs, as well as operating costs. As the price of crude oil fluctuates, the Company is entitled to more or less barrels of cost recovery oil. Increasing prices at the end of 1994 resulted in a decrease of 11.7 million barrels.
(b) Natural gas is reported on the basis of actual or calculated volumes which remain after removal, by lease or field separation facilities, of liquefiable hydrocarbons and of non-hydrocarbons where they occur in sufficient quantities to render the gas unmarketable. Natural gas reserve volumes include liquefiable hydrocarbons approximating 11% of total gas reserves in the United States and 5% in Indonesia which are recoverable at natural gas processing plants downstream from the lease or field separation facilities. Such recoverable liquids also have been included in natural gas liquids reserve volumes.
(c) Reserves in Venezuela attributable to an operating service agreement under which all hydrocarbons are owned by the Venezuelan government have not been included. Production reported in Oil and Gas reserves does not include Venezuela production but it is included in net oil sales reported in Exploration and Production Statistics. The SFAS 69 Results of Operations, Capitalized Costs and Costs Incurred disclosures include costs related to Venezuela.
(d) Reserves are estimated at year end only. Reserves at March 31, 1995 are December 31, 1994 reserves adjusted only for the production for the first quarter of 1995 and purchase of properties in the United States.

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

  Future net cash flows and changes in the standardized measure are only prepared at year-end; therefore, no data is presented as of March 31, 1995. Information as of December 31, 1995 is included in the post-Merger section.

                                              DECEMBER 31, 1994
                               ------------------------------------------------
                               UNITED STATES INDONESIA  SOUTH AMERICA WORLDWIDE
                               ------------- ---------  ------------- ---------
Future cash flows............     $ 967.3    $ 3,389.0     $ 831.9    $ 5,188.2
Future production and devel-
 opment costs................      (324.7)    (2,246.8)     (371.8)    (2,943.3)
Future income tax expenses...       (92.8)      (503.1)      (53.6)      (649.5)
                                  -------    ---------     -------    ---------
Future net cash flows........       549.8        639.1       406.5      1,595.4
Annual discount at 10% rate..      (241.1)      (261.7)     (162.8)      (665.6)
                                  -------    ---------     -------    ---------
Standardized measure of dis-
 counted future net cash
 flows.......................     $ 308.7    $   377.4     $ 243.7    $   929.8
                                  =======    =========     =======    =========

  The following are the principal sources for change in the standardized measure:

                                                              DECEMBER 31, 1994
                                                              -----------------
     Beginning of year.......................................     $1,061.3
       Sales and transfers of oil and gas produced, net of
        production costs.....................................       (333.2)
       Net changes in prices and production costs............        103.4
       Extensions, discoveries and improved recovery, less
        related costs........................................         68.0
       Development costs incurred during the year that
        reduced future development costs.....................        123.2
       Revisions of previous quantity estimates..............         56.6
       Purchase of reserves in place.........................           .4
       Sale of reserves in place.............................       (275.7)
       Net change in income taxes............................        (22.6)
       Accretion of discount.................................        132.4
       Other.................................................         16.0
                                                                  --------
     End of year.............................................     $  929.8
                                                                  ========

                            MAXUS ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                     TWELVE MONTHS NINE MONTHS
                                                         ENDED        ENDED
                                                     DECEMBER 31,  DECEMBER 31,
                                                         1996          1995
                                                     ------------- ------------
                                                           (IN MILLIONS)
Revenues
  Sales and operating revenues......................    $718.0        $463.8
  Other revenues, net...............................      20.1           7.1
                                                        ------        ------
                                                         738.1         470.9
Costs and Expenses
  Operating expenses................................     201.5         173.5
  Gas purchase costs................................      74.4          41.4
  Exploration, including exploratory dry holes......      35.1          51.2
  Depreciation, depletion and amortization..........     168.9         142.1
  General and administrative expenses...............      11.4          12.7
  Taxes other than income taxes.....................      14.0           9.7
  Interest and debt expenses........................     134.6         104.9
                                                        ------        ------
                                                         639.9         535.5
                                                        ------        ------
Income (Loss) Before Income Taxes and Extraordinary
 Item...............................................      98.2         (64.6)
  Income Taxes......................................      77.6           9.1
                                                        ------        ------
Net Income (Loss) Before Extraordinary Item.........      20.6         (73.7)
  Extraordinary Item................................      (5.6)
                                                        ------        ------
Net Income (Loss)...................................    $ 15.0        $(73.7)
                                                        ======        ======


                See Notes to Consolidated Financial Statements.

                            MAXUS ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                       DECEMBER 31, DECEMBER 31,
                       ASSETS                              1996         1995
                       ------                          ------------ ------------
                                                         (IN MILLIONS, EXCEPT
                                                                SHARES)
Current Assets
  Cash and cash equivalents..........................    $   28.9     $   38.3
  Receivables, less allowance for doubtful accounts..       199.0        141.8
  Funding guarantee from parent......................        27.4
  Inventories........................................        26.3         40.8
  Restricted cash....................................         7.3         19.0
  Deferred income taxes..............................        15.3          6.9
  Prepaid expenses...................................        10.5         19.6
                                                         --------     --------
    Total Current Assets.............................       314.7        266.4
Properties and Equipment, less accumulated
 depreciation, depletion and amortization............     2,022.2      2,363.6
Investments and Long-Term Receivables................          .4          7.1
Restricted Cash......................................        26.5         61.4
Funding Guarantee from Parent........................        75.2
Deferred Charges.....................................        17.5         18.3
                                                         --------     --------
                                                         $2,456.5     $2,716.8
                                                         ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt..................    $   54.1     $   34.3
  Accounts payable...................................        98.1         59.0
  Taxes payable......................................        44.6         39.7
  Accrued liabilities................................       158.0        173.4
                                                         --------     --------
    Total Current Liabilities........................       354.8        306.4
Long-Term Debt.......................................     1,034.4      1,254.6
Advances from Parent.................................       182.2          6.6
Deferred Income Taxes................................       502.7        551.2
Other Liabilities and Deferred Credits...............       171.0        233.0
$9.75 Redeemable Preferred Stock, $1.00 par value
 Authorized and issued shares 625,000 and 1,250,000..        62.5        125.0
Stockholders' Equity
  $2.50 Preferred Stock, $1.00 par value
   Authorized shares--5,000,000
   Issued shares--3,500,000..........................        57.8         66.5
  $4.00 Preferred Stock, $1.00 par value
   Authorized shares--0 and 5,915,017
   Issued shares--0 and 4,356,958....................                     11.7
  Common Stock, $1.00 par value
   Authorized shares--300,000,000
   Issued shares--147,246,364 and 135,609,772........       147.2        135.6
  Paid-in capital....................................       216.4        105.8
  Accumulated deficit................................      (272.3)       (73.7)
  Minimum pension liability..........................         (.2)        (5.9)
                                                         --------     --------
    Total Stockholders' Equity.......................       148.9        240.0
                                                         --------     --------
                                                         $2,456.5     $2,716.8
                                                         ========     ========

                      See "Commitments and Contingencies."
                See Notes to Consolidated Financial Statements.
 The Company uses the successful efforts method to account for its oil and gas producing activities.

                            MAXUS ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     TWELVE MONTHS NINE MONTHS
                                                         ENDED        ENDED
                                                     DECEMBER 31,  DECEMBER 31,
                                                         1996          1995
                                                     ------------- ------------
                                                           (IN MILLIONS)
Cash Flows From Operating Activities:
  Net income/(loss).................................    $  15.0      $( 73.7)
  Adjustments to reconcile net income/(loss) to net
   cash provided by operating activities:
    Extraordinary item..............................        5.6
    Depreciation, depletion and amortization........      168.9        142.1
    Dry hole costs..................................        5.5         18.8
    Income taxes....................................      (26.2)       (49.2)
    Net (gain)/loss on sale of assets and
     investments....................................        2.3         (5.9)
    Postretirement benefits.........................        3.8          3.1
    Accretion of discount on long-term debt.........        9.0          7.3
    Release of excess insurance reserves............      (13.6)
    Other...........................................        8.2          1.4
    Changes in components of working capital:
      Receivables...................................      (72.9)        (5.4)
      Inventories, prepaids and other current
       assets.......................................       19.4        (12.8)
      Accounts payable..............................       42.7          9.2
      Accrued liabilities...........................      (25.7)       (31.5)
      Taxes payable/receivable......................        9.8         53.4
                                                        -------      -------
        Net Cash Provided by Operating Activities...      151.8         56.8
                                                        -------      -------
Cash Flows From Investing Activities:
  Expenditures for properties and equipment--
   including dry hole costs.........................     (203.3)      (137.4)
  Proceeds on asset sales to parent.................      292.7
  Proceeds from sales of assets.....................       13.7         27.4
  Proceeds from sale/maturity of short- and long-
   term investments.................................                    96.3
  Restricted cash...................................       46.6         45.3
  Other.............................................      (29.5)       (34.3)
                                                        -------      -------
        Net Cash Provided by/(Used in) Investing
         Activities.................................      120.2         (2.7)
                                                        -------      -------
Cash Flows From Financing Activities:
  Interest rate swap................................                     6.9
  Proceeds from issuance of short-term debt.........                    17.2
  Repayment of short-term debt......................      (60.7)       (21.8)
  Net proceeds from issuance of long-term debt......                   839.8
  Repayment of long-term debt.......................     (148.7)      (425.1)
  Cash advance from parent..........................      175.6
  Acquisition of common stock, including payment of
   merger costs.....................................       (3.7)      (746.6)
  Issuance of common stock to parent................       64.0
  Capital contribution from parent..................                   250.5
  Redemption of preferred stock.....................     (280.5)
  Dividends paid on preferred stock.................      (27.4)       (28.8)
                                                        -------      -------
        Net Cash Used in Financing Activities.......     (281.4)      (107.9)
                                                        -------      -------
Net Decrease in Cash and Cash Equivalents...........       (9.4)       (53.8)
Cash and Cash Equivalents at Beginning of Period....       38.3         92.1
                                                        -------      -------
Cash and Cash Equivalents at End of Period..........    $  28.9      $  38.3
                                                        =======      =======

                See Notes to Consolidated Financial Statements.

                           MAXUS ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE--SIGNIFICANT ACCOUNTING POLICIES

  The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles, the most significant of which are described below. Effective April 1, 1995, the Company used the purchase method of accounting to record the acquisition of the Company by YPF Sociedad Anonima ("YPF") as discussed in Note Two. Financial statements presented for periods after April 1, 1995 reflect the effects of the Merger-related transactions. Post-Merger financial information is not comparable to prior periods due to the application of purchase accounting effective April 1, 1995. The following post-Merger data is for the twelve months ended December 31, 1996, and the nine months ended December 31, 1995 and dollar amounts in tables are in millions.

  In June 1996, YPF and Maxus announced an internal reorganization of Maxus which included the transfer of the Common Stock of Maxus to a YPF indirect wholly owned subsidiary, YPF Holdings, Inc. ("Holdings"), and the sale of common stock of certain subsidiaries of Maxus to a wholly owned subsidiary of YPF (See Note Three).

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

  Net cash provided by operating activities reflects cash receipts for interest income and cash payments for interest expense and income taxes as follows:

                                          TWELVE MONTHS ENDED NINE MONTHS ENDED
                                           DECEMBER 31, 1996   DECEMBER 31, 1995
                                          ------------------- ------------------
     Interest receipts...................       $  9.3              $ 11.8
     Interest payments...................        127.4               107.9
     Income tax payments.................         93.0                64.7

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

                           MAXUS ENERGY CORPORATION

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

  Depreciation and depletion related to the costs of all development drilling, successful exploratory drilling and related production equipment is calculated using the unit of production ("UOP") method based upon estimated proved developed reserves. Leasehold costs are amortized using the UOP method based on estimated proved reserves. Other properties and equipment, which includes gas gathering and processing equipment and plants, are depreciated generally on the straight-line method over their estimated useful lives. Estimated future dismantlement, restoration and abandonment costs for major facilities, net of salvage value, are taken into account in determining depreciation, depletion and amortization.

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

 Revenue Recognition

  Oil and gas sales are recorded on the entitlements method. Differences between the Company's actual production and entitlements result in a receivable when underproduction occurs and a payable when overproduction occurs. These underproduced or overproduced volumes are valued based on the weighted average sales price for each respective property. The Company's gross underproduced and overproduced volumes at December 31, 1996 are not material.

                           MAXUS ENERGY CORPORATION

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

 Other Postretirement and Postemployment Benefits

  The Company provides certain health care and life insurance benefits for eligible retired employees and certain insurance and other postemployment benefits for eligible individuals whose employment is terminated by the Company prior to their normal retirement. The Company accrues the estimated cost of retiree benefit payments, other than pensions, during employees' active service periods. Employees become eligible for these benefits if they meet minimum age and service requirements. The Company accounts for benefits provided after employment but before retirement by accruing the estimated cost of postemployment benefits when the minimum service period is met, payment of the benefit is probable and the amount of the benefit can be reasonably estimated. The Company's policy is to fund other postretirement and postemployment benefits as claims are incurred.

 Environmental Expenditures

  Environmental liabilities are recorded when environmental assessments and/or remediation are probable and material and such costs to the Company can be reasonably estimated. The Company's estimate of environmental assessment and/or remediation costs to be incurred are based on either 1) detailed feasibility studies of remediation approach and cost for individual sites or
2) the Company's estimate of costs to be incurred based on historical experience and publicly available information based on the stage of assessment and/or remediation of each site. As additional information becomes available regarding each site or as environmental remediation standards change, the Company revises its estimate of costs to be incurred in environmental assessment and/or remediation. During the third quarter 1996, the Company, as part of its general reorganization, transferred certain liabilities related to environmental matters to Chemical Land Holdings, Inc. ("CLH"), an indirect subsidiary of YPF, effective as of August 1, 1996 (See Note Three).

 Litigation Contingencies

  The Company records liabilities for litigation when such amounts are probable, material and can be reasonably estimated.

 Income Taxes

  Effective August 13, 1996, YPF transferred ownership of its shares of the Company's Common Stock to Holdings, a U. S. corporation. The Company subsequently transferred its ownership of the common stock of CLH to a subsidiary of Holdings (See Note Three). As a result of these transactions both the Company and CLH are now included as members of an affiliated group of companies qualifying, within the meaning of the United States Internal Revenue Code, to file a consolidated federal income tax return having Holdings as common U. S. parent.

  The Company's financial statements reflect an allocation of income tax expense or benefit from the Holdings consolidated income tax group. This method of allocation is consistent with the principles established by Statement of Financial Accounting Standard, No. 109 ("SFAS 109"), "Accounting for Income Taxes." It is

                           MAXUS ENERGY CORPORATION
based on a calculation of income tax for the Company as a separate entity, adjusted to reflect certain attributes of Holdings' consolidated income tax return. The attributes include, but are not limited, to the consolidated loss apportionment, tax credits, and the alternative minimum tax.

  Effective August 1, 1996, CLH assumed certain liabilities of the Company relating to environmental matters (See Note Three); thus, current taxes and deferred taxes associated with the assumption of these liabilities have been transferred to the accounts of CLH.

 Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

  The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, restricted cash and trade receivables.

  The Company's cash equivalents and restricted cash represent high-quality securities placed with various high investment grade institutions. This investment practice limits the Company's exposure to concentrations of credit risk.

  The Company's trade receivables are dispersed among a broad domestic and international customer base; therefore, concentrations of credit risk are limited. The Company carefully assesses the financial strength of its customers. Letters of credit are the primary security obtained to support lines of credit.

  The Company has minimal exposure to credit losses in the event of nonperformance by the counterparties to derivative and nonderivative financial assets. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but restricts such arrangements to investment-grade counterparties.

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

 Derivatives

  The Company periodically hedges the effects of fluctuations in the price of crude oil, natural gas and natural gas liquids ("NGL") through price swap agreements and futures contracts. During 1996, the Company hedged approximately 35% of its NGL sales and 60% of its U. S. natural gas production and anticipates hedging approximately 40% of its U. S. NGL sales and 85% of its U. S. natural gas production in 1997. Gains and losses on these hedges are deferred until the related sales are recognized and are recorded as a component of sales and operating revenues. The Company periodically entered into interest rate swap agreements to hedge interest on long-term debt; however, during the nine-month period ended December 31, 1995, the Company unwound its sole interest rate swap agreement.

 Take-or-Pay Obligations

  The Company records payments received for take-or-pay obligations for unpurchased contract volumes as deferred revenue, which is included in Other Liabilities in the Consolidated Balance Sheet. The deferred revenue is recognized in the Consolidated Statement of Operations as quantities are delivered which fulfill the take-or-pay obligation. At December 31, 1996 and 1995, the Company had $3.1 million and $12.4 million, respectively, in deferred revenue as a result of a take-or-pay payment received in 1995 related to its Indonesian operations.

                           MAXUS ENERGY CORPORATION

 Uncertainties Involving Forward-Looking Disclosure

  Certain of the statements set forth in the accompanying "Notes to Consolidated Financial Statements," such as the statements regarding expected cash advances from parents, projected environmental expenditures and the percentage of U. S. natural gas production anticipated to be hedged, are forward-looking (within the meaning of the U. S. Private Securities Litigation Reform Act of 1995) and are based upon assumptions that in the future may prove not to have been accurate. Such statements are subject to a number of risks and uncertainties including volatility of crude oil and natural gas prices, uncertainties regarding program spending commitments, environmental risks and operating hazards and risks. Because of the foregoing matters, the Company's actual results for 1997 and beyond could differ from those expressed in the forward-looking statements.

NOTE TWO--MERGER

  On June 8, 1995, a special meeting of the stockholders of the Company was held to approve the Agreement of Merger ("Merger Agreement") dated February 28, 1995, between the Company, YPF Acquisition Corp. ("YPFA Corp.") and YPF. The holders of the Company's common stock, $1.00 par value per share (the "Shares" or "Common Stock"), and $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock" and, together with the Shares, the "Voting Shares"), approved the Merger Agreement, and the Purchaser was merged into the Company (the "Merger") on June 8, 1995 (the "Merger Date").

  The Merger was the consummation of transactions contemplated by a tender offer (the "Offer") which was commenced on March 6, 1995 by YPFA Corp. for all the outstanding Shares at $5.50 per Share. Pursuant to the Offer, in April 1995 YPFA Corp. acquired 120,000,613 Shares representing approximately 88.5% of the then-outstanding Shares of the Company. As a result of the Merger, each outstanding Share (other than Shares held by YPFA Corp., YPF or any of their subsidiaries or in the treasury of the Company, all of which were canceled in the second quarter of 1995, and Shares of holders who perfected their appraisal rights under Section 262 of the Delaware General Corporation Law) was converted into the right to receive $5.50 in cash, and YPF became the sole holder of all outstanding Shares.

  The total amount of funds required by YPFA Corp. to acquire the entire common equity interest in the Company, including the purchase of Shares pursuant to the Offer and the payment for Shares converted into the right to receive cash pursuant to the Merger, was approximately $762 million. In addition, YPFA Corp. assumed all outstanding obligations of the Company. On April 5, 1995, YPFA Corp. entered into a credit agreement with lenders for which The Chase Manhattan Bank (National Association) ("Chase") acted as agent, pursuant to which the lenders extended to YPFA Corp. a credit facility for up to $550 million (the "Purchaser Facility"). On April 5, 1995, the Purchaser borrowed $442 million under the Purchaser Facility and received a capital contribution of $250 million from YPF. YPFA Corp. used borrowings under the Purchaser Facility and the funds contributed to it by YPF to purchase 120,000,613 Shares pursuant to the Offer. Subsequent to the Merger, these Shares and all other outstanding Shares vested in YPF.

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

  Following the Merger, Chase provided two additional credit facilities aggregating $425 million: (i) a credit facility of $250 million (the "Midgard Facility") extended to Midgard Energy Company, a wholly owned subsidiary of the Company, and (ii) a credit facility of $175 million (the "Indonesian Facility") extended to Maxus Indonesia, Inc., a wholly owned subsidiary of the Company. The proceeds of the loans made pursuant to

                           MAXUS ENERGY CORPORATION
these facilities were used to repay, in part, the Purchaser Facility, which was assumed by the Company pursuant to the Merger. In addition, the Company applied $8 million of its available cash to repay the Purchaser Facility and used approximately $86 million of its available cash to pay holders of Shares converted into the right to receive cash in the Merger. In December 1996, YPF International Ltd. ("International"), the parent of Holdings, loaned the Company approximately $175 million to repay the Indonesian Facility (See Note Thirteen).

NOTE THREE--GENERAL REORGANIZATION

  On June 18, 1996, the Company announced a reorganization which included the sale of three of its subsidiaries holding certain Bolivian and Venezuelan assets to YPF, the redemption of the outstanding shares of $4.00 Preferred Stock and the transfer to a YPF subsidiary of a Maxus subsidiary that had assumed certain liabilities related to environmental matters.

  On July 1, 1996, Maxus International Energy Company ("Seller"), a wholly owned subsidiary of Maxus, sold all of the issued and outstanding shares of capital stock of its wholly owned subsidiary, International, to YPF, pursuant to a Stock Purchase and Sale Agreement by and between YPF and Seller. The sole assets of International at the time of the transaction were all of the issued and outstanding shares of capital stock of Maxus Bolivia, Inc. ("Maxus Bolivia"), Maxus Venezuela (C.I.) Ltd. ("Venezuela C.I.") and Maxus Venezuela S.A. ("Venezuela S.A."). The assets of Maxus Bolivia consisted of all of the former assets and operations of Maxus in Bolivia, including the interests of Maxus in the Surubi Field and Secure and Caipipendi Blocks. The assets of Venezuela C.I. and Venezuela S.A. consisted of all of the former assets and operations of Maxus in Venezuela, except those held through Maxus Guarapiche Ltd. ("Maxus Guarapiche"), including the interests of Maxus in the Quiriquire Unit.

  The purchase price for the outstanding shares of capital stock of International was $266.2 million which represented the carrying amount of International on the financial reporting books of Seller as of June 30, 1996. Maxus used the proceeds from this transaction for general corporate purposes, including the redemption of its $4.00 Preferred Stock, which is discussed below.

  While not a part of the above-described sale transaction, effective September 1, 1996, Seller sold all of the capital stock of Maxus Guarapiche to International for $26.4 million which represented the carrying amount of Maxus Guarapiche on the financial reporting books of Seller as of August 31, 1996. Maxus Guarapiche had a 25% interest in the Guarapiche Block, an exploration block, in Venezuela.

  Also as part of the general reorganization, on August 13, 1996 Maxus redeemed all of its outstanding shares of $4.00 Preferred Stock at a price of $50 per share plus accrued and unpaid dividends (approximately $220.8 million in the aggregate). The excess of the redemption price over the carrying value of the $4.00 Preferred Stock resulted in an increase in the Company's accumulated deficit of $213.6 million. The Company used a portion of the proceeds from the sale of all of the issued and outstanding shares of capital stock of International as well as an advance from Holdings of approximately $55.6 million to redeem the $4.00 Preferred Stock.

  As a further part of the reorganization, the Company transferred certain liabilities related to environmental matters to CLH, an indirect subsidiary of YPF, effective as of August 1, 1996. In connection with this transfer, CLH assumed (the "Assumption") the liabilities so transferred and YPF committed to contribute capital (the "Contribution Agreement") to CLH up to an amount of $106.9 million that will enable CLH to satisfy its obligations under the Assumption based on the Company's reserves established in respect of the assumed liabilities as of July 31, 1996 plus certain operating expenses budgeted by CLH from time to time. YPF will not be obligated to contribute capital to CLH beyond the amount of its initial undertaking. The Company will remain responsible for any obligations assumed by CLH in the event CLH does not perform or fulfill such obligations. CLH has assumed responsibility for, among other things, the environmental contingencies discussed in Note

                           MAXUS ENERGY CORPORATION

Twenty-Two and a declaratory judgment action filed by Occidental Chemical Corporation ("OxyChem") and Henkel Corporation ("Henkel"), and the Company transferred to CLH its remaining rights to recover costs under a cost-sharing arrangement with Ultramar Diamond Shamrock Corporation.

  The contribution obligation of YPF related to the Assumption was reflected on the Company's financial statements as a long-term and short-term funding guarantee from parent totaling $106.9 million, an increase to deferred income taxes of $37.4 million and an increase to paid-in capital of $69.5 million. At December 31, 1996, the outstanding funding guarantee totaled $102.6 million. Insofar as CLH has assumed the Company's environmental liabilities and YPF has committed to pay for the liabilities, such liabilities are not expected to have an adverse impact on the financial reporting books of the Company.

  Under the terms of the Contribution Agreement, Maxus agreed that any contributions to the equity capital of CLH shall reduce the obligation of YPF to capitalize Maxus pursuant to the Merger Agreement. During 1996, capital contributions of $8.0 million were made to CLH.

  Effective August 13, 1996, YPF transferred ownership of its shares of the Company's Common Stock to one of its wholly owned subsidiaries, Holdings.

NOTE FOUR--ASSET ACQUISITION AND DIVESTITURES

  In January 1996, the Company and its partners were successful in acquiring the highly prospective Guarapiche Block in Venezuela's first auction awards for equity production in over 20 years. Guarapiche is located on the same trend as the five billion barrel El Furrial field in northeastern Venezuela. In July 1996, the Company, together with its partners, paid $109 million ($27 million net to Maxus) to the Venezuelan Government for rights to explore the Guarapiche Block. BP Exploration Orinoco Limited is the operator with a 37.5% working interest, while Amoco Production Company and the Company hold the remaining 37.5% and 25%, respectively. Effective September 1, 1996, Maxus sold all of the capital stock of Maxus Guarapiche, which owns a 25% interest in the Guarapiche Block, to International (See Note Three).

  In December 1995, the Company sold its overriding royalty interest in the Recetor Block in Colombia for $25 million. There was no gain or loss recognized on this transaction as the sales price approximated the carrying value of the investment in the Recetor Block.

NOTE FIVE--GEOGRAPHIC DATA AND SIGNIFICANT CUSTOMERS

  The Company is engaged primarily in the exploration for and the production and sale of crude oil and natural gas.

  Sales, operating profit and identifiable assets by geographic area were as follows:

                                               SALES AND OPERATING REVENUES
                                          --------------------------------------
                                          TWELVE MONTHS ENDED NINE MONTHS ENDED
                                           DECEMBER 31, 1996   DECEMBER 31, 1995
                                          ------------------- ------------------
     United States.......................       $232.7              $128.9
     Indonesia...........................        403.9               298.3
     South America.......................         81.4                36.6
                                                ------              ------
                                                $718.0              $463.8
                                                ======              ======

                           MAXUS ENERGY CORPORATION

                                                OPERATING PROFIT/(LOSS)
                                         --------------------------------------
                                         TWELVE MONTHS ENDED NINE MONTHS ENDED
                                          DECEMBER 31, 1996   DECEMBER 31, 1995
                                         ------------------- ------------------
     United States......................       $  37.8            $ (15.1)
     Indonesia..........................         157.1               88.7
     South America......................          29.5              (11.5)
     Other foreign......................          (7.8)             (15.9)
                                               -------            -------
                                                 216.6               46.2
     General corporate
      income/(expenses).................          16.2               (5.9)
     Interest and debt expenses.........        (134.6)            (104.9)
                                               -------            -------
                                               $  98.2            $ (64.6)
                                               =======            =======

                                                     IDENTIFIABLE ASSETS
                                             -----------------------------------
                                             DECEMBER 31, 1996 DECEMBER 31, 1995
                                             ----------------- -----------------
     United States..........................     $  737.6          $  715.9
     Indonesia..............................      1,174.0           1,157.1
     South America..........................        320.2             666.6
     Other foreign..........................         21.9              24.3
                                                 --------          --------
                                                  2,253.7           2,563.9
     Corporate assets.......................        202.8             152.9
                                                 --------          --------
                                                 $2,456.5          $2,716.8
                                                 ========          ========

  Sales to three customers for the twelve months ended December 31, 1996 and for the nine months ended December 31, 1995, each represented 10% or more of consolidated sales:

                                             TWELVE MONTHS
                                                  ENDED       NINE MONTHS ENDED
                                            DECEMBER 31, 1996  DECEMBER 31, 1995
                                           ------------------ ------------------
     Phillips Petroleum Company...........       $ 88.7             $ 44.4
     Mitsubishi Corporation...............         61.0               49.6
     Indonesian Government................        123.1              102.4

  The Company does not believe that the loss of Mitsubishi Corporation or Phillips Petroleum Company as a customer would adversely affect the Company's ability to market its oil and gas production. Sales to the Company's largest customer, the Indonesian Government, are made primarily pursuant to long-term production sharing contracts between the Company's Indonesian subsidiaries and the Indonesian Government. The Indonesian Government is required to purchase a specified amount of the Company's oil and gas production throughout the life of its operations in Indonesia based on these contracts.

NOTE SIX--TAXES

  Income (loss) before income taxes was comprised of income (loss) from:

                                          TWELVE MONTHS ENDED NINE MONTHS ENDED
                                           DECEMBER 31, 1996   DECEMBER 31, 1995
                                          ------------------- ------------------
     United States.......................       $(80.6)            $(125.9)
     Foreign.............................        178.8                61.3
                                                ------             -------
                                                $ 98.2             $ (64.6)
                                                ======             =======

                            MAXUS ENERGY CORPORATION

  The Company's provision/(benefit) for income taxes was comprised of the following:

                                           TWELVE MONTHS ENDED NINE MONTHS ENDED
                                            DECEMBER 31, 1996  DECEMBER 31, 1995
                                           ------------------- -----------------
     Current
       Federal............................       $  2.6             $ (7.9)
       Foreign............................        101.2               64.9
       State and local....................         (5.0)               1.3
                                                 ------             ------
                                                   98.8               58.3
     Deferred
       Federal............................        (20.4)             (15.2)
       Foreign............................          (.8)             (34.0)
                                                 ------             ------
                                                  (21.2)             (49.2)
                                                 ------             ------
     Provision for income taxes...........       $ 77.6             $  9.1
                                                 ======             ======

  As a result of signing the production sharing contract in Ecuador in 1996 (See Note Twenty-Two), foreign deferred tax expense was reduced by $3.5 million.

  The principal reasons for the difference between tax expense at the statutory federal income tax rate of 35% and the Company's provision for income taxes were:

                                         TWELVE MONTHS ENDED NINE MONTHS ENDED
                                          DECEMBER 31, 1996  DECEMBER 31, 1995
                                         ------------------- -----------------
     Tax expense (benefit) at statutory
      federal rate......................       $ 34.4             $(22.6)
     Increase (reduction) resulting
      from:
       Taxes on foreign income..........         65.0               19.8
       Asset sales......................          2.0                1.5
       Non-deductible depreciation and
        amortization of net purchase
        price adjustments...............          4.7                4.4
       Valuation allowance..............        (24.6)              11.7
       Audit settlements and other
        changes in tax position.........         (3.6)              (5.0)
       Other, net.......................          (.3)               (.7)
                                               ------             ------
       Provision for income taxes.......       $ 77.6             $  9.1
                                               ======             ======

                           MAXUS ENERGY CORPORATION

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995, were as follows:

                                                               NINE MONTHS ENDED
                                           TWELVE MONTHS ENDED    DECEMBER 31,
                                            DECEMBER 31, 1996        1995
                                           ------------------- -----------------
     U. S. deferred tax liabilities
       Properties and equipment..........        $ 241.7            $ 296.3
       Discount on long-term debt........           35.2               38.7
       Other.............................            2.4
                                                 -------            -------
         Deferred U. S. tax liabilities..          279.3              335.0
                                                 -------            -------
     U. S. deferred tax assets
       Foreign deferred taxes............         (133.5)            (139.8)
       Book accruals.....................          (33.2)             (68.4)
       Interest limitation
        carryforwards....................                             (16.4)
       Loss carryforwards................          (46.0)             (72.7)
       Credit carryforwards..............          (20.6)             (19.9)
       Other.............................           (4.3)              (7.1)
                                                 -------            -------
         Gross deferred U. S. tax as-
          sets...........................         (237.6)            (324.3)
                                                 -------            -------
       Valuation allowance...............           64.4               87.1
                                                 -------            -------
         Net deferred U. S. tax assets...         (173.2)            (237.2)
                                                 -------            -------
         Net deferred U. S. taxes........          106.1               97.8
                                                 -------            -------
     Foreign deferred tax liabilities
       Properties and equipment..........          381.4              446.5
                                                 -------            -------
         Net deferred foreign taxes......          381.4              446.5
                                                 -------            -------
     Net deferred taxes..................        $ 487.5            $ 544.3
                                                 =======            =======

  As a result of a decrease in U. S. net operating loss carryforwards, the valuation allowance was decreased $22.7 million during the twelve months ended December 31, 1996.

  At December 31, 1996, the Company had $13.5 million of general business credit carryforwards that expire between 1997 and 2002; $132.1 million of U.
S. net operating loss carryforwards that expire from 2004 to 2010 and $7.1 million of minimum tax credit that can be carried forward indefinitely.

  As a result of the Merger, effective April 1, 1995, the Company's ability to utilize its existing net operating loss carryforwards will be limited by statute to approximately $92.0 million each year until exhausted. To the extent certain gains are recognized in the future, the annual limitation may be increased to the extent that the gains are built-in gains within the meaning of the U. S. Internal Revenue Code.

  There are accumulated undistributed earnings after applicable local taxes of foreign subsidiaries of $6.6 million for which no provision was necessary for foreign withholding or other income taxes because that amount had been reinvested in properties and equipment and working capital.

  On August 13, 1996, the Company became a member of an affiliated group of corporations having YPF Holdings, Inc., as common U. S. parent, and which will file a consolidated federal income tax return (See Note Three). As a member of the group, the Company is jointly and severally liable for the consolidated federal income tax liability of the group. The Company and its subsidiaries may also be included in certain state and local income or franchise tax returns of members of the group.

                            MAXUS ENERGY CORPORATION

  Taxes other than income taxes were comprised of the following:

                                           TWELVE MONTHS ENDED NINE MONTHS ENDED
                                            DECEMBER 31, 1996  DECEMBER 31, 1995
                                           ------------------- -----------------
     Gross Production.....................        $ 7.8              $4.1
     Real and Personal Property...........          5.2               5.2
     Other................................          1.0                .4
                                                  -----              ----
                                                  $14.0              $9.7
                                                  =====              ====

NOTE SEVEN--POSTEMPLOYMENT BENEFIT

 Pensions

  The components of net periodic pension expense are as follows:

                                         TWELVE MONTHS ENDED NINE MONTHS ENDED
                                          DECEMBER 31, 1996  DECEMBER 31, 1995
                                         ------------------- -----------------
     Service cost for benefits earned
      during the period.................        $ 2.1             $  1.4
     Interest cost on projected benefit
      obligation........................          8.9                6.5
     Actual return on plan assets.......         (9.1)             (13.4)
     Net amortization and deferrals.....           .4                7.4
                                                -----             ------
                                                $ 2.3             $  1.9
                                                =====             ======

  Plan assets are primarily invested in short-term investments, stocks and bonds. The principal assumptions used to estimate the benefit obligations of the plans on the measurement dates, October 1, 1996 and 1995, were as follows:

                                                                      1996  1995
                                                                      ----- ----
     Discount rate................................................... 7.75% 7.5%
     Expected long-term rate of return on plan assets................  9.0% 9.0%
     Rate of increase in compensation levels.........................  4.5% 4.5%

  The funded status of the plans at December 31, 1996 and 1995 were as follows:

                                    DECEMBER 31, 1996                        DECEMBER 31, 1995
                                        PLANS WITH                               PLANS WITH
                         ---------------------------------------- ----------------------------------------
                            ACCUMULATED            ASSETS            ACCUMULATED            ASSETS
                         BENEFITS EXCEEDING EXCEEDING ACCUMULATED BENEFITS EXCEEDING EXCEEDING ACCUMULATED
                               ASSETS             BENEFITS              ASSETS             BENEFITS
                         ------------------ --------------------- ------------------ ---------------------
Actuarial present value
 of:
  Vested benefit
   obligation...........       $25.0                $82.9               $111.7               $1.1
                               -----                -----               ------               ----
  Accumulated benefit
   obligation...........       $28.0                $85.8               $117.6               $1.1
                               -----                -----               ------               ----
  Projected benefit
   obligation...........       $33.8                $85.8               $122.6               $1.1
Plan assets at fair
 value..................        23.9                 93.6                102.8                1.3
                               -----                -----               ------               ----
Plan assets (less) more
 than projected benefit
 obligation.............       $(9.9)               $ 7.8               $(19.8)              $ .2
Unrecognized net loss
 (gain).................         7.6                 (7.8)                10.1
Adjustment required to
 recognize minimum
 liability..............         (.2)                                     (5.9)
                               -----                -----               ------               ----
Prepaid (accrued)
 pension cost...........       $(2.5)               $                   $(15.6)              $ .2
                               =====                =====               ======               ====

                           MAXUS ENERGY CORPORATION

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

  At December 31, 1996 and 1995, the Company's accumulated postretirement benefit obligation ("APBO") exceeded the plan assets. In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company recorded a minimum pension liability of $.2 million and $5.9 million and a charge to equity of $.2 million and $5.9 million at December 31, 1996 and 1995, respectively.

  The Company also has a defined contribution plan which covers Indonesian nationals. In addition to employee contributions of 2% of each covered employee's compensation, the Company contributes 6% of such employees' compensation to the plan. The Company's contributions to the plan were $.4 million for 1996 and $.4 million in the last three quarters of 1995.

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

  The components of net periodic postretirement benefit expense for the twelve months ended December 31, 1996 and for the nine months ended December 31, 1995 are as follows:

                                           TWELVE MONTHS ENDED NINE MONTHS ENDED
                                            DECEMBER 31, 1996  DECEMBER 31, 1995
                                           ------------------- -----------------
     Service cost for benefits earned
      during the period..................         $ .3               $ .3
     Interest cost on accumulated
      postretirement benefit obligation..          3.0                2.6
                                                  ----               ----
                                                  $3.3               $2.9
                                                  ====               ====

  The Company's current policy is to fund postretirement health care benefits on a pay-as-you-go basis as in prior years.

  The APBO as of December 31, 1996 was $41.7 million. The amount recognized in the Company's statement of financial position at December 31, 1996 and 1995, is as follows:

                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1995
                                                      ------------ ------------
     Retirees........................................    $36.4        $39.9
     Fully eligible active employees.................      1.8          2.3
     Other active employees..........................      3.5          4.4
     Total APBO......................................     41.7         46.6
     Unrecognized net gain (loss) and changes in
      assumptions....................................      2.8         (1.6)
     Prior year service cost.........................       .6
                                                         -----        -----
     Net postretirement benefit liability............    $45.1        $45.0
                                                         =====        =====

                           MAXUS ENERGY CORPORATION

  A discount rate of 7.75% was used in determining the APBO at December 31, 1996. The APBO was based on a 9% increase in the medical cost trend rate, with the rate trending downward .5% per year to 5% in 2004 and remaining 5% thereafter. This assumption has a significant effect on annual expense, as it is estimated that a 1% increase in the medical trend rate would increase the APBO at December 31, 1996 by $3.4 million and increase the net periodic postretirement benefit cost by $.3 million per year.

NOTE EIGHT--FINANCIAL INSTRUMENTS

  The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

 Restricted Cash

  The fair value of the Company's restricted cash, which is invested primarily in U.S. Treasury notes, marketable securities and trust accounts, is based on the quoted market prices for the same or similar securities at the reporting date. The Company's gross unrealized gain on its restricted cash was $1.0 million and $2.3 million at December 31, 1996 and December 31, 1995, respectively. Such unrealized gain has not been reflected in the accompanying Consolidated Balance Sheet as the Company has classified these investments as held-to-maturity in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments In Debt and Equity Securities."

 Long-Term Debt

  The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

  The estimated fair value of the Company's financial instruments are as follows:

                                                         DECEMBER 31, 1996
                                                     --------------------------
                                                     CARRYING AMOUNT FAIR VALUE
                                                     --------------- ----------
     ASSETS
       Restricted cash, including current and long-
        term portion................................    $   33.8      $   34.8
     LIABILITIES
       Long-term debt, including current portion....     1,270.7       1,415.4
       $9.75 Preferred Stock........................        62.5          62.6
                                                         DECEMBER 31, 1995
                                                     --------------------------
                                                     CARRYING AMOUNT FAIR VALUE
                                                     --------------- ----------
     ASSETS
       Restricted cash, including current and long-
        term portion................................    $   80.4      $   82.7
     LIABILITIES
       Long-term debt, including current portion....     1,295.5       1,408.7
       $9.75 Preferred Stock........................       125.0         125.8

  For information on the Company's derivative financial instruments, see Note Fourteen.

                           MAXUS ENERGY CORPORATION

NOTE NINE--RECEIVABLES

                                            DECEMBER 31, 1996 DECEMBER 31, 1995
                                            ----------------- -----------------
     Trade receivables.....................      $157.9            $101.4
     Notes and other receivables...........        36.4              41.3
     Receivable from YPF for generator
      sale.................................         5.4
     Less--Allowance for doubtful receiv-
      ables................................          .7                .9
                                                 ------            ------
                                                 $199.0            $141.8
                                                 ======            ======

NOTE TEN--PROPERTIES AND EQUIPMENT

                                            DECEMBER 31, 1996 DECEMBER 31, 1995
                                            ----------------- -----------------
     Proved properties.....................     $1,618.1          $1,512.6
     Unproved properties...................        453.3             768.8
     Gas plants and other..................        244.6             208.8
                                                --------          --------
     Total Oil and Gas.....................      2,316.0           2,490.2
     Corporate.............................          5.3              13.3
                                                --------          --------
                                                 2,321.3           2,503.5
     Less--Accumulated depreciation,
      depletion and amortization...........        299.1             139.9
                                                --------          --------
                                                $2,022.2          $2,363.6
                                                ========          ========

  The charge against earnings for depreciation, depletion and amortization of property and equipment was $168.9 million and $142.1 million for the twelve months ended December 31, 1996 and for the nine months ended December 31, 1995 and the charge against earnings for maintenance and repairs, which is included in operating expenses, was $32.2 million and $25 million, respectively.

NOTE ELEVEN--RESTRICTED CASH

  At December 31, 1996, the Company had $33.8 million in restricted cash of which $.6 million represented collateral for outstanding letters of credit and $33.2 million represented assets held in trust as required by certain insurance policies. At December 31, 1996, approximately $7.3 million of assets held in trust as required by certain insurance policies were classified as a current asset. At December 31, 1995, the Company had $80.4 million in restricted cash, of which $30.7 million represented collateral for outstanding letters of credit, $7.4 million represented six months of interest on outstanding borrowings as required by a credit agreement and $42.3 million represented assets held in trust as required by certain insurance policies. At December 31, 1995, approximately $19.0 million of collateral for outstanding letters of credit were classified as a current asset.

NOTE TWELVE--ACCRUED LIABILITIES

                                             DECEMBER 31, 1996 DECEMBER 31, 1995
                                             ----------------- -----------------
     Accrued interest payable..............       $ 21.6            $ 24.2
     Joint interest billings for interna-
      tional operations....................         37.0              41.7
     Merger reserve........................         12.8              31.4
     Environmental reserve.................         27.4              28.5
     Overlift payable......................         15.6               6.6
     Postretirement and postemployment ben-
      efits................................          4.5               4.5
     Accrued compensation, benefits and
      withholdings.........................          6.0               8.1
     Other.................................         33.1              28.4
                                                  ------            ------
                                                  $158.0            $173.4
                                                  ======            ======

                           MAXUS ENERGY CORPORATION

NOTE THIRTEEN--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

                                                    DECEMBER 31, 1996
                                          -------------------------------------
                                                     UNAMORTIZED
                                          FACE VALUE  DISCOUNT   CARRYING VALUE
                                          ---------- ----------- --------------
     Senior Indebtedness
      Sinking Fund Debentures
       11 1/4% due 2013, effective rate
        13.45%...........................  $   16.9    $  2.5       $   14.4
       11 1/2% due 2001-2015, effective
        rate 13.82%......................     109.6      14.5           95.1
       8 1/2% due 1998-2008, effective
        rate 12.60%......................      93.8      16.0           77.8
     Notes
       9 7/8% due 2002, effective rate
        12.26%...........................     247.8      24.0          223.8
       9 1/2% due 2003, effective rate
        12.22%...........................     100.0      11.5           88.5
       9 3/8% due 2003, effective rate
        12.03%...........................     260.0      31.6          228.4
     Medium-term notes...................     110.6        .1          110.5
     Midgard Facility....................     250.0                    250.0
     Advances from parent................     182.2                    182.2
                                           --------    ------       --------
       Total senior indebtedness.........   1,370.9     100.2        1,270.7
     Less--current portion...............      54.1                     54.1
                                           --------    ------       --------
                                           $1,316.8    $100.2       $1,216.6
                                           ========    ======       ========
                                                    DECEMBER 31, 1995
                                          -------------------------------------
                                                     UNAMORTIZED
                                          FACE VALUE  DISCOUNT   CARRYING VALUE
                                          ---------- ----------- --------------
     Senior Indebtedness
      Sinking Fund Debentures
       11 1/4% due 2013, effective rate
        13.45%...........................  $   16.9    $  2.5       $   14.4
       11 1/2% due 2001-2015, effective
        rate 13.82%......................     109.6      15.0           94.6
       8 1/2% due 1998-2008, effective
        rate 12.60%......................      93.8      17.7           76.1
     Notes
       9 7/8% due 2002, effective rate
        12.26%...........................     247.8      26.7          221.1
       9 1/2% due 2003, effective rate
        12.22%...........................     100.0      12.7           87.3
       9 3/8% due 2003, effective rate
        12.03%...........................     260.0      34.5          225.5
     Medium-term notes...................     144.9        .1          144.8
     Bank and other loans................        .1                       .1
     Midgard Facility....................     250.0                    250.0
     Indonesian Facility.................     175.0                    175.0
     Advances from parent................       6.6                      6.6
                                           --------    ------       --------
       Total senior indebtedness.........   1,404.7     109.2        1,295.5
     Less--current portion...............      34.3                     34.3
                                           --------    ------       --------
                                           $1,370.4    $109.2       $1,261.2
                                           ========    ======       ========

  As a result of the Merger, the Company was required to revalue its outstanding debt to market value. Consequently, the Company reduced the carrying amount of its debt by recording $115.1 million of unamortized discount on April 1, 1995. For the twelve months ended December 31, 1996 and the nine months ended

                           MAXUS ENERGY CORPORATION

December 31, 1995, discount amortization of $9.0 million and $5.9 million, respectively, was included as a component of interest expense.

  The aggregate maturities of long-term debt outstanding at December 31, 1996 for the next five years will be as follows:

     1997................................................................. $54.1
     1998.................................................................  60.5
     1999.................................................................  48.5
     2000.................................................................  46.0
     2001.................................................................  54.1

  At December 31, 1996, the Company had $110.5 million of medium-term notes outstanding, which were issued in prior years, with maturities from 1997 to 2004 and annual interest rates ranging from 7.57% to 11.08%.

  The Company maintains three credit facilities which are used for the issuance of documentary or standby letters of credit. At December 31, 1996, there were $.6 million of cash collateralized letters of credit outstanding under an uncommitted credit facility. Also, at December 31, 1996, there were $9.1 million of letters of credit outstanding under an uncommitted credit facility of $10.0 million which is backed by a YPF guaranty. Finally, at December 31, 1996, there were $11.5 million of letters of credit outstanding under a committed credit facility of $40 million, which is also backed by a YPF guaranty.

  During 1996, the Company repaid $34.2 million of medium-term notes maturing in 1996. To fund this repayment, the Company used a portion of the proceeds from the sale of the outstanding shares of capital stock of an indirect, wholly owned subsidiary of Maxus (See Note Three).

  Total interest and debt expenses incurred, including capitalized interest, were as follows:

                                           TWELVE MONTHS ENDED NINE MONTHS ENDED
                                            DECEMBER 31, 1996  DECEMBER 31, 1995
                                           ------------------- -----------------
     Interest and debt expenses...........       $134.6             $104.9
     Capitalized interest.................          1.6                1.4
                                                 ------             ------
                                                 $136.2             $106.3
                                                 ======             ======

CREDIT FACILITIES

  On April 5, 1995, the Company borrowed $442 million under the Purchaser Facility (See Note Two) and received a capital contribution of $250 million from YPF. The Purchaser used borrowings under the Purchaser Facility and the funds contributed to it by YPF to purchase 120,000,613 Shares pursuant to the Offer.

  Pursuant to a commitment letter from Chase, Chase provided two additional credit facilities aggregating $425 million: (i) a credit facility of $250 million extended to Midgard Energy Company ("Midgard"), a wholly owned subsidiary of the Company and (ii) a credit facility of $175 million extended to Maxus Indonesia, Inc. ("Indonesia"), a wholly owned subsidiary of the Company. The proceeds of these loans were used to repay in part, the Purchaser Facility, which was assumed by the Company. In addition, the Company applied $8 million of its available cash to repayment of the Purchaser Facility. The Company capitalized $16.8 million of debt issue costs during 1995 in connection with the Midgard and Indonesia credit facilities. These costs are recorded as deferred charges and amortized over the terms of the related borrowings. For the twelve months ended December 31, 1996, $2.0 million of debt issue costs amortization was included as a component of interest expense. Such costs were $1.2 million for the nine months ended December 31, 1995.

                           MAXUS ENERGY CORPORATION

  Indonesian Facility. Approximately $175 million of the Purchaser Facility was repaid with funds provided on June 16, 1995 to the Company by Indonesia. Indonesia provided these funds from the proceeds of a $175 million loan (the "Subsidiaries Loan") extended to it pursuant to a credit agreement (the "Indonesian Facility") entered into on such date. In December 1996, International advanced the Company $175 million in the form of a demand note bearing 5.75% interest compounded annually, to repay the Indonesian Facility. Unamortized debt issue costs associated with this early retirement were recorded as an extraordinary loss of $5.6 million, net of taxes. The tax impact of this transaction was less than $.1 million.

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

  The Midgard Loan, which was made in a single drawing, will mature on December 31, 2003 and will be repaid in up to 28 consecutive quarterly installments commencing on March 31, 1997, subject to semi-annual borrowing base redeterminations. At Midgard's option, the interest rate applicable to the Midgard Loan will be, until March 31, 1997, either (i) the one-, two- or three-month London Interbank Offered Rate ("LIBOR") plus a margin of 1 3/4% or
(ii) the Base Rate (as defined in the Midgard Facility) plus a margin of 3/4% and, thereafter, either (iii) the one-, two- or three-month LIBOR plus a margin of 2 1/4% or (iv) the Base Rate plus a margin of 1 1/4%. At December 31, 1996, the interest rate on the Midgard Facility based on the two-month LIBOR plus 1 3/4% was 7.375%. The Midgard Loan is not secured but is guaranteed by YPF and the Company. The agreement evidencing the Midgard Loan contains, among other things, a negative pledge on all assets of Midgard, subject to customary exceptions. It is anticipated that the Midgard Loan will be repaid with funds generated by Midgard's business operations.

  The Midgard Facility contains restrictive covenants including limitations upon the sale of assets, mergers and consolidations, the creation of liens and additional indebtedness, investments, dividends, the purchase or repayment of subordinated indebtedness, transactions with affiliates and modifications to certain material contracts. The obligors under the Midgard Facility may not permit (a) consolidated tangible net worth to be less than $200 million, plus (or minus) the amount of any adjustment in the book value of assets (b) the ratio of consolidated cash flow to consolidated debt service to be less than
1.1 to 1.0 at the end of any fiscal quarter and (c) the ratio of consolidated cash flow to consolidated interest expense to be less than 1.25 to 1.0 at the end of any fiscal quarter. In addition, mandatory prepayments of the loans under the Midgard Facility may be required in connection with certain asset sales and casualty losses, upon the issuance of subordinated indebtedness and in 1996 and in each year thereafter if, after semi-annual review, the agent and the lenders determine that a borrowing base deficiency exists. At December 31, 1996, the borrowing base for the Midgard Facility was $250 million. The borrowing base is subject to redetermination on April 1, 1997. No borrowing base deficiencies existed at December 31, 1996.

  The guaranty by Maxus of the obligations of Midgard under the Midgard Facility (the "Midgard Guaranty") contains restrictions upon mergers and consolidations, the creation of liens and the business activities in which Maxus and its subsidiaries may engage. In addition, Midgard, is required to be wholly owned subsidiary of Maxus, except to the extent YPF or a subsidiary of YPF (other than Maxus or a subsidiary of Maxus) makes capital contributions to Midgard.

                           MAXUS ENERGY CORPORATION

 Keepwell Covenant

  Pursuant to the Merger Agreement, in the event that the Company is unable to meet its obligations as they come due, whether at maturity or otherwise, including, solely for the purposes of this undertaking, dividend and redemption payments with respect to the $9.75 Preferred Stock and the $2.50 Preferred Stock, YPF has agreed to capitalize the Company in an amount necessary to permit the Company to meet such obligations; provided that YPF's aggregate obligation will be: (i) limited to the amount of debt service obligations under the Purchaser Facility, the Midgard Facility and the Indonesian Facility and (ii) reduced by the amount, if any, of capital contributions by YPF to the Company after the Merger Date and by the amount of the net proceeds of any sale by the Company of common stock or non-redeemable preferred stock after the Merger Date. The foregoing obligations of YPF (the "Keepwell Covenant") will survive until June 8, 2004. During the twelve months ended December 31, 1996, YPF made capital contributions to the Company and CLH (See Note Three) in the aggregate amount of $64 million and $8 million, respectively. These amounts represent the cumulative contribution received by Maxus and CLH from YPF pursuant to the terms of the Keepwell Covenant. Based on current projections, it is anticipated that YPF will make capital contributions to CLH in the aggregate amount of approximately $25 to $50 million under the Keepwell Covenant during 1997.

  In addition, YPF has guaranteed the Company's outstanding debt as of the Merger Date, the principal amount of which was approximately $976 million. At December 31, 1996, the principal amount of outstanding debt guaranteed by YPF was approximately $939 million. The debt covered by the YPF guarantee includes the Company's outstanding 11 1/4%, 11 1/2% and 8 1/2% Sinking Fund Debentures, its outstanding 9 7/8%, 9 1/2% and 9 3/8% Notes, and its outstanding medium-term notes. YPF has also guaranteed the payment and performance of the Company's obligations to the holders of its $9.75 Preferred Stock (which was redeemed in accordance with its terms on January 31, 1997).

 Advances from Parent

  At December 31, 1996 and 1995, the Company had $182.2 million and $6.6 million, respectively, outstanding in advances from parent. As discussed above, in December 1996 the Company received a $175 million cash advance from International to fund the early repayment of the Subsidiaries Loan. Based on current projections, the Company anticipates that Holdings could be required to make cash advances of approximately $150 million to $200 million during 1997.

  At December 31, 1996, the Company's outstanding advances from parent of $182.2 million included a $175.3 million note payable to International. The note is a demand note, bearing 5.75% annual compound interest. It is not anticipated that International will request repayment of this note during 1997.

  The Company and YPF entered into a loan agreement (the "Loan Agreement") during 1996 to facilitate short-term loans by YPF to the Company and short-term loans by the Company to YPF of excess cash balances. At December 31, 1996, there were no loans outstanding under the Loan Agreement. It is expected that loans will be made by the parties under the Loan Agreement during 1997; however, the number and amounts thereof are not presently known.

NOTE FOURTEEN--DERIVATIVE FINANCIAL INSTRUMENTS

  The Company's only derivative financial instruments are natural gas, NGL and crude oil price swap agreements and crude oil and natural gas futures contracts, which are not used for trading purposes. During the nine-month period ended December 31, 1995, the Company unwound its sole interest rate swap agreement and recorded a $2.4 million final settlement gain in other revenues. The Company also received a $4.5 million termination payment, which was deferred.

                           MAXUS ENERGY CORPORATION

 Natural Gas Price Swap Agreements

  Under the price swap agreements used to hedge fluctuations in the price of natural gas, the Company receives or makes payments based on the differential between the Company's specified price and the counterparty's specified price of natural gas. Typically, the Company pays a variable price per million British Thermal Units ("Mmbtu") and receives a fixed price per Mmbtu. During the twelve months ended December 31, 1996, the Company had swap agreements with other companies to exchange payments on 32.3 million Mmbtu of gas. Under these swap agreements, the Company paid variable prices averaging $2.14 per Mmbtu and received fixed prices averaging $1.79 per Mmbtu. Gross losses realized on these swap agreements of $11.4 million were partially offset by gross gains of $.1 million resulting in a net loss of $11.3 million. During the nine months ended December 31, 1995, the Company had swap agreements with other companies to exchange payments on 10.7 million Mmbtu of gas. Under these swap agreements, the Company paid variable prices averaging $1.68 per Mmbtu and received fixed prices averaging $1.53 per Mmbtu. Gross losses realized on these swap agreements of $2.1 million were partially offset by gross gains of $.5 million resulting in a net loss of $1.6 million.

  As of December 31, 1996, the Company has outstanding price swap agreements with other companies to exchange payments on 36.5 million Mmbtu of gas during 1997. Under these swap agreements, the Company will receive fixed prices averaging $2.08 per Mmbtu. Actual gains and losses realized upon settlement of these price swap agreements will depend upon the variable prices paid at the time of settlement.

 Natural Gas Liquids Price Swap Agreements

  Under the price swap agreements used to hedge fluctuations in the price of NGL, the Company receives or makes payments based on the differential between the Company's specified price and the counterparty's specified price of natural gas. Typically, the Company pays a variable price per barrel ("bbl") and receives a fixed price per bbl. During the twelve months ended December 31, 1996, the Company had swap agreements with other companies to exchange payments on 2.3 million barrels ("mmb") of NGL. Under these swap agreements, the Company paid variable prices averaging $17.64 per bbl and received fixed prices averaging $13.55 per bbl. Gross losses realized on these swap agreements totaled $9.5 million during 1996. There were no NGL price swap agreements in place during 1995.

  As of December 31, 1996, the Company had outstanding price swap agreements with other companies to exchange payments on 2.5 mmb of NGL during 1997. Under these swap agreements, the Company will receive fixed prices averaging $14.84 per bbl. Actual gains and losses realized upon settlement of these price swap agreements will depend upon the variable prices paid at the time of settlement.

 Natural Gas Futures Contracts

  Under the natural gas futures contracts used to hedge fluctuations in the price of natural gas, the Company receives or makes payments based on the differential between the selling price of natural gas and the settlement price per Mmbtu. During the twelve months ended December 31, 1996, the Company settled futures contracts on 3.6 million Mmbtu of gas. Under these futures contracts, the Company received selling prices averaging $2.01 per Mmbtu and paid settlement prices averaging $2.57 per Mmbtu. Realized gross losses on these futures contracts totaled $2.0 million during 1996. During the nine months ended December 31, 1995, the Company settled futures contracts with other companies on 4.9 million Mmbtu of natural gas. Under these futures contracts, the Company received selling prices averaging $1.71 per Mmbtu and paid settlement prices averaging $1.70 per Mmbtu. Realized gross gains and losses on these futures contracts were immaterial. At December 31, 1996, the Company had no open futures contracts.

                           MAXUS ENERGY CORPORATION

NOTE FIFTEEN--PREFERRED STOCK

  Maxus has the authority to issue 100,000,000 shares of Preferred Stock, $1.00 par value. The rights and preferences of shares of authorized but unissued Preferred Stock are established by the Company's Board of Directors at the time of issuance.

 $9.75 Cumulative Convertible Preferred Stock

  In 1987, Maxus sold 3,000,000 shares of the $9.75 Preferred Stock. Since such time, Maxus has entered into various agreements, most recently on June 8, 1995, with the sole holder of the $9.75 Preferred Stock pursuant to which, among other things, Maxus has repurchased 500,000 shares and the parties have waived or amended various covenants, agreements and restrictions relating to such stock. At December 31, 1996, 625,000 shares of $9.75 Preferred Stock were outstanding, each receiving an annual cash dividend of $9.75. Pursuant to the terms of the $9.75 Preferred Stock, on January 31, 1997, Maxus redeemed the remaining 625,000 shares for $62.5 million.

 $4.00 Cumulative Convertible Preferred Stock

  As part of Maxus' internal reorganization (See Note Three), on August 13, 1996, Maxus redeemed all of its outstanding shares of $4.00 Preferred Stock at a price of $50 per share plus accrued and unpaid dividends (approximately $220.8 million in the aggregate). Prior to the redemption date, each outstanding share of $4.00 Preferred Stock was convertible into shares of Maxus' Common Stock (2.29751 shares at the redemption date). The excess of the redemption price over the carrying value of the $4.00 Preferred Stock resulted in an increase in the Company's accumulated deficit. YPF provided funding to Maxus to redeem the $4.00 Preferred Stock.

 $2.50 Cumulative Preferred Stock

  Each outstanding share of the $2.50 Preferred Stock is entitled to receive annual cash dividends of $2.50, is redeemable after December 1, 1998 and has a liquidation value of $25.00 ($87.5 million in the aggregate at December 31, 1996), plus accrued but unpaid dividends, if any.

  The holders of the $2.50 Preferred Stock are entitled to limited voting rights under certain conditions. In the event Maxus is in arrears in the payment of six quarterly dividends, the holders of the $2.50 Preferred Stock have the right to elect two members to the Board of Directors until such time as the dividends in arrears are current and a provision is made for the current dividends due.

NOTE SIXTEEN--COMMON STOCK

                                                              SHARES     AMOUNT
                                                            -----------  ------
     April 1, 1995......................................... 135,897,899  $135.9
       Employee Savings Plan...............................      18,182
       Cancellation of treasury shares.....................    (306,307)    (.3)
       Fractional shares exchanged for cash................          (2)
                                                            -----------  ------
     December 31, 1995..................................... 135,609,772  $135.6
       Conversion of $4.00 Preferred Stock.................         229
       Shares issued to parent.............................  11,636,363    11.6
                                                            -----------  ------
     December 31, 1996..................................... 147,246,364  $147.2
                                                            ===========  ======

  Pursuant to the Offer in April 1995, YPF acquired 120,000,613 Shares at $5.50 per Share representing 88.5% of the then-outstanding Shares of the Company. As a result of the Merger, each outstanding Share (other

                           MAXUS ENERGY CORPORATION
than Shares held by YPF or any of their subsidiaries or in the treasury of the Company, all of which were cancelled in the second quarter of 1995, and Shares of holders who perfected their appraisal rights under Section 262 of the Delaware General Corporation Law) was converted into the right to receive $5.50 per share, and, accordingly, the Company's Common Stock ceased to be publicly traded. (See Note Two).

  During 1996, YPF contributed $64 million of capital to the Company, for which YPF received an additional 11,636,363 shares of the Company's Common Stock at $5.50 per share. The difference between the par value of the Common Stock and the amount of capital contributed was credited to Paid-in capital.

  In 1992, Kidder, Peabody Group Inc. purchased eight million warrants from the Company. Each warrant represents the right to purchase one share of the Company's Common Stock at $13.00 per share at any time prior to the expiration of the warrants on October 10, 1997.

  The Company has an Employee Savings Plan ("ESP") which presently allows eligible participating employees to contribute a certain percentage of their salaries (1%-10%) to a trust for investment in any of ten funds. Prior to the Merger employees could invest in a fund consisting of the Company's Common Stock. However, the Maxus Energy Stock Fund was eliminated from the ESP effective April 19, 1995. The Company matches the participating employees contributions to the ESP (up to 6% of base pay). Such matching contribution is charged against earnings. For the twelve months ended December 31, 1996 and the nine months ended December 31, 1995, the charge against earnings for the Company's contribution was $1.9 million and $1.7 million, respectively.

NOTE SEVENTEEN--PAID-IN CAPITAL AND ACCUMULATED DEFICIT

                                                             PAID-IN  ACCUMULATED
                                                             CAPITAL    DEFICIT
                                                             -------  -----------
     April 1, 1995.......................................... $118.2
       Net loss.............................................            $ (73.7)
       Dividends on Preferred Stock.........................   (9.2)
       Cancellation of treasury shares......................   (3.2)
       Employee Shareholding and Investment Plan............     .1
       Restricted stock.....................................    (.1)
                                                             ------     -------
     January 1, 1996........................................  105.8       (73.7)
       Net income...........................................               15.0
       Redemption of $4.00 Preferred Stock..................             (213.6)
       Dividends on Preferred Stock.........................  (11.3)
       Transfer of investment in CLH (See Note Three).......   69.5
       Issuance of Common Stock to parent...................   52.4
                                                             ------     -------
     December 31, 1996...................................... $216.4     $(272.3)
                                                             ======     =======

                           MAXUS ENERGY CORPORATION

NOTE EIGHTEEN--UNREALIZED GAIN ON INVESTMENT IN MARKETABLE SECURITIES

  At December 31, 1996 and December 31, 1995, securities categorized as held-to-maturity are included in cash equivalents and short- and long-term restricted cash.

  The amortized cost and estimated fair value of marketable securities at December 31, 1996 and 1995 are as follows:

                                                DECEMBER 31, 1996
                                   --------------------------------------------
                                                  GROSS UNREALIZED
                                   AMORTIZED COST      GAINS       MARKET VALUE
                                   -------------- ---------------- ------------
     Held-to-maturity:
       Corporate and other debt
        securities................     $ 51.0           $1.0          $ 52.0
                                                DECEMBER 31, 1995
                                   --------------------------------------------
                                                  GROSS UNREALIZED
                                   AMORTIZED COST      GAINS       MARKET VALUE
                                   -------------- ---------------- ------------
     Held-to-maturity:
       Corporate and other debt
        securities................     $108.4           $2.3          $110.7

NOTE NINETEEN--STOCK OPTIONS

  In 1996, the Company established a Stock Appreciation Rights Plan (the "SAR Plan"). The SAR Plan permits the grant to officers and certain key employees of Stock Appreciation Rights ("SARs"), the value of which is based upon the price of American Depository Receipts with respect to YPF's Class D shares ("ADRs"). The excess of the ADRs market price over the grant price results in a charge against the Company's earnings; a subsequent decline in market price results in a credit to earnings, but only to a maximum of the earnings charges incurred in prior years on SARs. During 1996, the Company charged $.1 million against earnings related to the SAR Plan.

NOTE TWENTY--LEASES

  The Company leases certain machinery and equipment, facilities and office space under cancelable and noncancelable operating leases, most of which expire within 20 years and may be renewed.

  Minimum annual rentals for non-cancelable operating leases at December 31, 1996, were as follows:

     1997............................................................... $ 28.0
     1998...............................................................   23.2
     1999...............................................................   18.4
     2000...............................................................   15.5
     2001...............................................................   15.3
     December 31, 2002 and thereafter...................................   60.2
                                                                         ------
                                                                         $160.6

  Minimum annual rentals have not been reduced by minimum sublease rentals of $34.0 million due in the future under noncancelable subleases.

                           MAXUS ENERGY CORPORATION

  Rental expense for operating leases was as follows:

                                           TWELVE MONTHS ENDED NINE MONTHS ENDED
                                            DECEMBER 31, 1996  DECEMBER 31, 1995
                                           ------------------- -----------------
     Total rentals........................        $46.2              $44.1
     Less--Sublease rental income.........          2.9                2.1
                                                  -----              -----
     Rental expense.......................        $43.3              $42.0
                                                  =====              =====

NOTE TWENTY-ONE--RELATED PARTY TRANSACTIONS

  A director of the Company, who is also a member of the Audit Committee of the Board of Directors, is a partner in a law firm which provides legal services to the Company. Fees for such services amounted to $1.4 million and $3.2 million during 1996 and 1995, respectively. Additionally, at December 31, 1996 and 1995, the Company had $182.2 million and $6.6 million outstanding, respectively, in advances from its parent. During 1996, the Company sold electrical generators to YPF for $5.4 million.

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

  The Company believes that its policies and procedures in the area of pollution control, product safety and occupational health are adequate to prevent unreasonable risk of environmental and other damage, and of resulting financial liability, in connection with its business. Some risk of environmental and other damage is, however, inherent in particular operations of the Company and, as discussed below, the Company has certain potential liabilities associated with former operations. The Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or enforced. Compliance with more stringent laws or regulations, as well as more vigorous

                           MAXUS ENERGY CORPORATION
enforcement policies of the regulatory agencies, could in the future require material expenditures by the Company for the installation and operation of systems and equipment for remedial measures and in certain other respects. Such potential expenditures cannot be reasonably estimated.

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

  In addition, the Company agreed to indemnify Chemicals and Occidental for 50% of certain environmental costs incurred by Chemicals for which notice is given to the Company within 10 years after the Closing Date on projects involving remedial activities relating to chemical plant sites or other property used in the conduct of the business of Chemicals as of the Closing Date and for any period of time following the Closing Date, with the Company's aggregate exposure for this cost sharing being limited to $75 million. The total expended by the Company under this cost sharing arrangement was about $42 million as of December 31, 1996. OxyChem and Henkel, an assignee of certain of Occidental's rights and obligations, filed a declaratory judgment action in Texas state court with respect to the Company's agreement in this regard. The lower court found in favor of Occidental and Henkel and the Company has appealed the judgment (see "Legal Proceedings" below).

  In connection with the spin-off of Diamond Shamrock R&M, Inc., now known as Ultramar Diamond Shamrock Corporation ("DSI"), in 1987, the Company and DSI agreed to share the costs of losses (other than product liability) relating to businesses disposed of prior to the spin-off, including Chemicals. Pursuant to this cost-sharing agreement, the Company bore the first $75 million of such costs and DSI bore the next $37.5 million. Thereafter, such ongoing costs were borne one-third by DSI and two-thirds by the Company until DSI had borne an additional $47.5 million. As of December 31, 1996, DSI had fulfilled its remaining responsibility under the cost-sharing arrangement, and it has no further obligation thereunder.

  During the twelve months ended December 31, 1996, the Company spent $8 million in environmental related expenditures in its oil and gas operations. Expenditures for 1997 are expected to be approximately $13 million.

  For the seven months ended July 31, 1996, the Company's total expenditures for environmental compliance for disposed of businesses, including Chemicals, were approximately $13 million, $5 million of which was recovered from DSI under the above described cost-sharing arrangement.

  At December 31, 1996, reserves for the environmental contingencies discussed herein totaled $101.6 million. Management believes it has adequately reserved for all environmental contingencies which are probable and can be reasonably estimated; however, changes in circumstances could result in changes, including additions, to such reserves in the future.

  The Company has transferred certain liabilities related to environmental matters to CLH (See Note Three) effective as of August 1, 1996. In connection with this transfer, CLH assumed (the "Assumption") the liabilities so transferred and YPF committed to contribute capital to CLH up to an amount of $106.9 million that will enable CLH to satisfy its obligations under the Assumption based on the Company's reserves established in respect of the assumed liabilities as of July 31, 1996 plus certain operating expenses budgeted by CLH from time to time. YPF will not be obligated to contribute capital to CLH beyond the amount of its initial undertaking. The Company will remain responsible for any obligations assumed by CLH in the event CLH does not perform or fulfill such obligations. The environmental contingencies discussed herein and the declaratory judgment action filed by OxyChem and Henkel are among the matters for which CLH has assumed responsibility, and the

                           MAXUS ENERGY CORPORATION

Company transferred to CLH its then remaining rights to recover costs under the arrangement with DSI. The contribution obligation of YPF related to the Assumption was reflected on the Company's financial statements as a long-term and short-term funding guarantee from parent totaling $106.9 million, an increase to deferred income taxes of $37.4 million and an increase to paid-in capital of $69.5 million. At December 31, 1996, the outstanding funding guarantee totaled $102.6 million. Insofar as CLH has assumed the Company's environmental liabilities and YPF has committed to pay for the liabilities, such liabilities are not expected to have an adverse impact on the financial reporting books of the Company.

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

  Newark, New Jersey. A consent decree, previously agreed upon by the U.S. Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection and Energy (the "DEP") and Occidental, as successor to Chemicals, was entered in 1990 by the United States District Court of New Jersey and requires implementation of a remedial action plan at Chemicals' former Newark, New Jersey agricultural chemicals plant. Engineering for such plan, which will include an engineering estimate of the cost of construction, is progressing. Construction is expected to begin in late 1997 or in 1998, cost approximately $23 million and take three to four years to complete. The work is being supervised and paid for by CLH, on behalf of the Company pursuant to the Assumption and under the Company's above described indemnification obligation to Occidental. The Company has reserved the estimated costs of performing the remedial action plan and required ongoing maintenance costs.

  Studies have indicated that sediments of the Newark Bay watershed, including the Passaic River adjacent to the plant, are contaminated with hazardous chemicals from many sources. These studies suggest that the older and more contaminated sediments located adjacent to the Newark plant generally are buried under more recent sediment deposits. The Company, on behalf of Occidental, negotiated an agreement with the EPA under which CLH, on the Company's behalf, is conducting further testing and studies to characterize contaminated sediment and biota in a six-mile portion of the Passaic River near the plant site. The stability of the sediments in the entire six-mile portion of the Passaic River study area is also being examined as a part of CLH's studies. The Company currently expects the testing and studies to be completed in 1999 and cost from $4 million to $6 million after December 31, 1996. The Company has reserved for the amount of its estimate of the remaining costs to be incurred in performing these studies. The Company and later CLH have been conducting similar studies under their own auspices for several years. Until these studies are completed and evaluated, the Company cannot reasonably forecast what regulatory program, if any, will be proposed for the Passaic River or the Newark Bay watershed and therefore cannot estimate what additional costs, if any, will be required to be incurred. However, it is possible that additional work, including interim remedial measures, may be ordered with respect to the Passaic River.

                           MAXUS ENERGY CORPORATION

  Hudson County, New Jersey. Until 1972, Chemicals operated a chromium ore processing plant at Kearny, New Jersey. According to the DEP, wastes from these ore processing operations were used as fill material at a number of sites in and near Hudson County.

  As a result of negotiations between the Company (on behalf of Occidental) and the DEP, Occidental signed an administrative consent order with the DEP in 1990 for investigation and remediation work at certain chromite ore residue sites in Kearny and Secaucus, New Jersey. The work is presently being performed by CLH on behalf of the Company and Occidental, and CLH is funding Occidental's share of the cost of investigation and remediation of these sites. The Company is currently providing financial assurance for performance of the work in the form of a self-guarantee in the amount of $20 million subject to the Company's continuing ability to satisfy certain financial tests specified by the State. This financial assurance may be reduced with the approval of the DEP following any annual cost review. While the Company and CLH have participated in the cost of studies and CLH is implementing interim remedial actions and conducting remedial investigations and feasibility studies, the ultimate cost of remediation is uncertain. The Company anticipates CLH will submit its remedial investigation and feasibility study report to the DEP in 1997. The results of the DEP's review of this report could increase the cost of any further remediation that may be required. The Company has reserved its best estimate of the remaining cost to perform the investigations and remedial work as being approximately $47 million at December 31, 1996. In addition, the DEP has indicated that it expects Occidental and the Company to participate with the other chromium manufacturers in the funding of certain remedial activities with respect to a number of so-called "orphan" chrome sites located in Hudson County, New Jersey. Occidental and the Company have declined participation as to those sites for which there is no evidence of the presence of residue generated by Chemicals. The Governor of New Jersey issued an Executive Order requiring state agencies to provide specific justification for any state requirements more stringent than federal requirements. The DEP has indicated that it may be revising its soil action level upwards towards the higher soil screening levels proposed by the EPA in 1994.

  Painesville, Ohio. From about 1912 through 1976, Chemicals operated manufacturing facilities in Painesville, Ohio. The operations over the years involved several discrete but contiguous plant sites over an area of about 1,300 acres. The primary area of concern historically has been Chemicals' former chromite ore processing plant (the "Chrome Plant"). For many years, the site of the Chrome Plant has been under the administrative control of the EPA pursuant to an administrative consent order under which Chemicals is required to maintain a clay cap over the site and to conduct certain ground water and surface water monitoring. Many other sites have previously been clay-capped and one specific site, which was a waste disposal site from the mid-1960s until the 1970s, has been encapsulated and is being controlled and monitored. In 1995, the Ohio Environmental Protection Agency (the "OEPA") issued its Directors' Final Findings and Order (the "Director's Order") by consent ordering that a remedial investigation and feasibility study (the "RIFS") be conducted at the former Painesville plant area. The Company has agreed to participate in the RIFS as required by the Director's Order. It is estimated that the total cost of performing the RIFS will be $5 million to $8 million over the next three years. In spite of the many remedial, maintenance and monitoring activities performed, the former Painesville plant site has been proposed for listing on the National Priority List under CERCLA; however, the EPA has stated that the site will not be listed so long as it is satisfactorily addressed pursuant to the Director's Order and OEPA's programs. The Company has reserved for the amount of its estimate of its share of the cost to perform the RIFS. The scope and nature of any further investigation or remediation that may be required cannot be determined at this time; however, as the RIFS progresses, the Company will continuously assess the condition of the Painesville plant site and make any changes, including additions, to its reserve as may be required. The Company's obligations regarding the Chrome Plant described above have been assumed by CLH pursuant to the Assumption.

  Other Former Plant Sites. Environmental remediation programs are in place at all other former plant sites where material remediation is required in the opinion of the Company. Former plant sites where remediation has

                           MAXUS ENERGY CORPORATION
been completed are being maintained and monitored to insure continued compliance with applicable laws and regulatory programs. The Company has reserved for its estimated costs related to these sites, none of which is individually material.

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

  In 1990, the OEPA, as state trustee for natural resources under CERCLA, advised previously identified PRPs, including Chemicals, that the OEPA intended to conduct a Natural Resource Damage Assessment of the Fields Brook site to calculate a monetary value for injury to surface water, groundwater, air and biological and geological resources at the site. Also, although Fields Brook empties into the Ashtabula River which flows into Lake Erie, it is not known to what extent, if any, the EPA will propose remedial action beyond Fields Brook for which the Fields Brook PRPs might be asked to bear some share of the costs. Until all preliminary studies and necessary governmental actions have been completed and negotiated or judicial allocations have been made, it is not possible for the Company to estimate what the response costs, response activities or natural resource damages, if any, may be for Fields Brook or related areas, the parties responsible therefore or their respective shares.

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

  3. Chemical Control Site; Elizabeth, New Jersey. The PRPs and the EPA have settled the federal claims for cost recovery and site remediation, and remediation is now complete. The DEP has demanded of PRPs

                           MAXUS ENERGY CORPORATION

(including Chemicals) reimbursement of the DEP's alleged $34 million (including interest through December 31, 1995) in past costs for its partial cleanup of this site. Based on the previous allocation formula, it is expected that Chemicals' share of any money paid to the DEP for its claim would be approximately two percent. The Company has fully reserved its estimated liability for this site.

  Legal Proceedings. In 1995, OxyChem filed suit in Texas state court seeking a declaration of certain of the parties' rights and obligations under the sales agreement pursuant to which the Company sold Chemicals to Occidental. Henkel joined in said lawsuit as a plaintiff in January 1996. Specifically, OxyChem and Henkel are seeking a declaration that the Company is required to indemnify them for 50% of certain environmental costs incurred on projects involving remedial activities relating to chemical plant sites or other property used in connection with the business of Chemicals on the Closing Date which relate to, result from or arise out of conditions, events or circumstances discovered by OxyChem or Henkel and as to which the Company is provided written notice by OxyChem or Henkel prior to the expiration of ten years following the Closing Date, irrespective of when OxyChem or Henkel incurs and gives notice of such costs, subject to an aggregate $75 million cap. The court denied the Company's motion for summary judgment and granted OxyChem's and Henkel's joint motion for summary judgment, thereby granting OxyChem and Henkel the declaration they sought. The Company believes the court's orders are erroneous and has appealed.

  The Company has established reserves based on its 50% share of remaining costs expected to be paid or incurred by OxyChem and Henkel prior to September 4, 1996, the tenth anniversary of the Closing Date. As of December 31, 1996, the Company and CLH on its behalf had paid OxyChem and Henkel a total of approximately $42 million against the $75 million cap and, based on OxyChem's and Henkel's historical annual expenditures, the Company had approximately $4 million reserved. The Company cannot predict with any certainty what portion of the approximately $29 million unreserved portion of the $33 million amount remaining at December 31, 1996, OxyChem and Henkel may incur; however, OxyChem and Henkel have asserted in court that the entire amount will be spent. In the event that the Company does not prevail in its appeal, it could be required to pay up to approximately $29 million in additional costs which have not been reserved related to this indemnification. CLH has assumed, pursuant to the Assumption, responsibility for this litigation.

  The Company has established reserves for legal contingencies in situations where a loss is probable and can be reasonably estimated.

  On August 10, 1996, a new Government was inaugurated in Ecuador and on August 20, 1996, the new Energy Minister announced his intention to cancel the Company's risk service contract unless the Company and the other members of its consortium for the Block 16 project ("Block 16") agreed to convert such contract into a production sharing contract. Effective January 1, 1997, the Company and the Government entered into a new contract governing Block 16. The principal difference between the two contracts is the manner in which the consortium's costs in the Block are recovered. Under the former contract, the Company had the right to recover its investment before the Government began to share in significant proceeds from the sale of production; under the new contract, the Government receives a royalty, and the Company's recovery of its investment is out of the proceeds after deducting such royalty. Previous Governments had signaled their dissatisfaction with the former arrangement and in recent years a series of auditing, contract administration and certification of new field disputes had arisen that made it increasingly difficult to develop Block 16. Partly in response to these difficulties, the Company reduced its 1996 program spending on Block 16 to $17 million from $32 million in 1995.

  The new contract also resolves certain outstanding disputes and amends the prior agreement in various other ways, some of which are expected to significantly improve the Company's current and future operating costs. The Company believes that the new contract permits the Company to go forward with the development of Block 16 and permits it to do so on a more cost-effective basis, subject to the eventual permanent increase of

                           MAXUS ENERGY CORPORATION
pipeline capacity discussed below. Based on the terms of the newly approved contract and events which have transpired since such approval, no write down of carrying value of the Block is required. During 1996, pipeline capacity available to the Company was sufficient to transport only about 60 to 80% of the oil which the Company produced daily in Ecuador. Due to the decreased usage by PetroEcuador, however, pipeline capacity has presently been available to transport close to 100% of the oil which the Company produces daily. It is not known whether this availability is temporary and, if permanent, whether it will be adequate to accommodate expected increased production in mid-1997. Additionally, the Ecuadorian Government has announced its intention to solicit bids in early 1997 for the construction of a new pipeline system and expects completion of the pipeline within 18 to 24 months from the date of execution of a contract. It is unknown what impact, if any, a recent change in the country's political leadership will have on these plans to solicit such bids.

  The Company has entered into various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. Such contractual, financial and/or performance commitments are not material.

  The Company's foreign petroleum exploration, development and production activities are subject to political and economic uncertainties, expropriation of property and cancellation or modification of contract rights, foreign exchange restrictions and other risks arising out of foreign governmental sovereignty over the areas in which the Company's operations are conducted, as well as risks of loss in some countries due to changes in governments, civil strife, acts of war, guerrilla activities and insurrection. Areas in which the Company has significant operations include the United States, Indonesia and Ecuador.

NOTE TWENTY-THREE--SUBSEQUENT EVENTS

  Midgard has signed a letter of intent with Amoco Production Company ("Amoco") concerning the establishment of a partnership with regard to Midgard's business and assets. It is anticipated that Midgard and Amoco will each contribute to the partnership oil and gas properties in the Texas Panhandle and western Oklahoma and that Amoco will contribute certain other assets. Midgard and Amoco have commenced negotiations of definitive agreements covering the partnership. However, no definitive agreements have been entered into, and consequently no assurances can be given that the attempts to establish the partnership will be successful.

                      FINANCIAL SUPPLEMENTARY INFORMATION
                                  (UNAUDITED)
  (Data is for the twelve months ended December 31, 1996 and the nine months ended December 31, 1995. The dollar amounts in tables are in millions, except per share)

 Oil and Gas Producing Activities

  The following are disclosures about the oil and gas producing activities of the Company as required by Statement of Financial Accounting Standards No. 69 ("SFAS 69").

RESULTS OF OPERATIONS

  Results of operations for the twelve months ended December 31, 1996 and the nine months ended December 31, 1995 from all oil and gas producing activities are shown below. These results exclude revenues and expenses related to the purchase of natural gas and the subsequent processing and resale of such natural gas plus the sale of natural gas liquids extracted therefrom.

                                      TWELVE MONTHS ENDED DECEMBER 31, 1996
                          -------------------------------------------------------------
                          UNITED STATES INDONESIA SOUTH AMERICA OTHER FOREIGN WORLDWIDE
                          ------------- --------- ------------- ------------- ---------
Sales...................     $131.6      $403.9       $81.3                    $616.8
                             ------      ------       -----         -----      ------
Production costs........       32.2       147.0        20.6                     199.8
Exploration costs.......        8.8        14.6         4.0         $ 7.7        35.1
Depreciation, depletion
 and amortization.......       51.5        87.0        25.8            .2       164.5
Loss on sale of assets..         .2                     1.5                       1.7
Other...................       13.3(a)     (2.4)        (.1)          (.1)       10.7
                             ------      ------       -----         -----      ------
                              106.0       246.2        51.8           7.8       411.8
                             ------      ------       -----         -----      ------
Income (loss) before tax
 provision..............       25.6       157.7        29.5          (7.8)      205.0
Provision (benefit) for
 income taxes...........         .5        89.9        12.3           (.2)      102.5
                             ------      ------       -----         -----      ------
Results of operations...     $ 25.1      $ 67.8       $17.2         $(7.6)     $102.5
                             ======      ======       =====         =====      ======

                                       NINE MONTHS ENDED DECEMBER 31, 1995
                          -------------------------------------------------------------
                          UNITED STATES INDONESIA SOUTH AMERICA OTHER FOREIGN WORLDWIDE
                          ------------- --------- ------------- ------------- ---------
Sales...................     $ 75.4      $298.3      $ 36.5                    $410.2
                             ------      ------      ------        ------      ------
Production costs........       21.2       114.5        21.5                     157.2
Exploration costs.......       10.8        18.0         6.9        $ 15.5        51.2
Depreciation, depletion
 and amortization.......       48.8        67.7        20.8            .2       137.5
Gain on sale of assets..        (.1)                                              (.1)
Other...................        8.5(a)      9.4        (1.2)          (.1)       16.6
                             ------      ------      ------        ------      ------
                               89.2       209.6        48.0          15.6       362.4
                             ------      ------      ------        ------      ------
Income (loss) before tax
 provision..............      (13.8)       88.7       (11.5)        (15.6)       47.8
Provision (benefit) for
 income taxes...........                   43.5       (12.7)                     30.8
                             ------      ------      ------        ------      ------
Results of operations...     $(13.8)     $ 45.2      $  1.2        $(15.6)     $ 17.0
                             ======      ======      ======        ======      ======

--------
(a) Includes United States gathering and processing costs related to sales. Such costs were $13.8 million for the twelve months ended December 31, 1996 and $9.1 million for the nine months ended December 31, 1995.

CAPITALIZED COSTS

  Included in properties and equipment are capitalized amounts applicable to the Company's oil and gas producing activities. Such capitalized amounts include the cost of mineral interests in properties, completed and incomplete wells and related support equipment. In addition, the Company's gas plants that process not only the Company's gas but also third party gas, has been included in capitalized costs. Approximately 56% of the volumes processed through the Company's gas plants is the Company's gas. Only the revenue and cost related to the Company's produced gas is included in results of operations and costs incurred. Capitalized costs at December 31, 1996 and 1995 were:

                                                UNITED STATES     INDONESIA
                                                ------------- -----------------
                                                 1996   1995    1996     1995
                                                ------ ------ -------- --------
Proved properties:
  Wells and related equipment and facilities... $591.9 $501.6 $  761.7 $  704.0
  Support equipment and facilities.............  176.5  128.7
  Uncompleted well, equipment and facilities...   17.9   11.0     17.2     18.6
  Unproved properties..........................    4.1   79.9    445.1    435.3
                                                ------ ------ -------- --------
                                                 790.4  721.2  1,224.0  1,157.9
                                                ------ ------ -------- --------
Less--Accumulated depreciation, depletion and
 amortization..................................  104.4   50.4    154.7     67.7
                                                ------ ------ -------- --------
                                                $686.0 $670.8 $1,069.3 $1,090.2
                                                ====== ====== ======== ========

                                  SOUTH AMERICA OTHER FOREIGN     WORLDWIDE
                                  ------------- ------------- -----------------
                                   1996   1995   1996   1995    1996     1995
                                  ------ ------ ------ ------ -------- --------
Proved properties:
  Wells and related equipment and
   facilities.................... $264.5 $307.0               $1,618.1 $1,512.6
  Support equipment and
   facilities....................                                176.5    128.7
  Uncompleted well, equipment and
   facilities....................   33.0   50.5                   68.1     80.1
  Unproved properties............         252.3 $  4.2 $  1.3    453.4    768.8
                                  ------ ------ ------ ------ -------- --------
                                   297.5  609.8    4.2    1.3  2,316.1  2,490.2
                                  ------ ------ ------ ------ -------- --------
Less--Accumulated depreciation,
 depletion and amortization......   38.7   20.9     .4     .2    298.2    139.2
                                  ------ ------ ------ ------ -------- --------
                                  $258.8 $588.9 $  3.8 $  1.1 $2,017.9 $2,351.0
                                  ====== ====== ====== ====== ======== ========

COSTS INCURRED

  Costs incurred by the Company in its oil and gas producing activities for the twelve months ended December 31, 1996 and the nine months ended December 31, 1995 (whether capitalized or charged against earnings) were as follows:

                                                      UNITED STATES  INDONESIA
                                                      ------------- -----------
                                                       1996   1995  1996  1995
                                                      ------ ------ ----- -----
Property acquisition costs........................... $  3.2 $  2.1
Exploration costs....................................    9.9   10.1 $14.9 $19.8
Development costs....................................   55.1   37.5  67.3  44.2
                                                      ------ ------ ----- -----
                                                      $ 68.2 $ 49.7 $82.2 $64.0
                                                      ====== ====== ===== =====

                                       SOUTH AMERICA OTHER FOREIGN   WORLDWIDE
                                       ------------- ------------- -------------
                                        1996   1995   1996   1995   1996   1995
                                       ------ ------ ------ ------ ------ ------
Property acquisition costs............ $ 27.3                      $ 30.5 $  2.1
Exploration costs.....................   11.2 $  7.6 $ 10.3 $ 15.7   46.3   53.2
Development costs.....................   19.2   28.2     .6     .3  142.2  110.2
                                       ------ ------ ------ ------ ------ ------
                                       $ 57.7 $ 35.8 $ 10.9 $ 16.0 $219.0 $165.5
                                       ====== ====== ====== ====== ====== ======

OIL AND GAS RESERVES

  The following table represents the Company's net interest in estimated quantities of developed and undeveloped reserves of crude oil, condensate, natural gas liquids and natural gas and changes in such quantities for the twelve months ended December 31, 1996 and for the nine months ended December 31, 1995. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

  Estimates of reserves for December 31, 1996 and 1995 were prepared by Gaffney, Cline & Associates, petroleum engineers, using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The choice of method or combination of methods employed in the analysis of each reservoir was determined by experience in the area, stage of development, quality and completeness of basic data, and production history. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumption upon which they were based. The reserve estimates were subjected to economic tests to determine economic limits. The estimates may change as a result of numerous factors including, but not limited to, additional development activity, evolving production history, and continued reassessment of the viability of production under varying economic conditions.

                                DECEMBER 31, 1996                    DECEMBER 31, 1995
                          -----------------------------------  -----------------------------------
                          UNITED              SOUTH            UNITED              SOUTH
       CRUDE OIL          STATES INDONESIA   AMERICA    TOTAL  STATES INDONESIA   AMERICA    TOTAL
       ---------          ------ ---------   -------    -----  ------ ---------   -------    -----
                                              (MILLIONS OF BARRELS)
Net Proved Developed and
 Undeveloped Reserves
Beginning of period,
 April 1, 1995 or
 January 1, 1996........   4.1     144.1       61.1     209.3   3.7     154.1      66.3      224.1
  Revisions of previous
   estimates............    .6     (15.6)(a)    5.4      (9.6)   .2      (2.6)(a)  (4.5)      (6.9)
  Purchase of reserves
   in place.............
  Extensions,
   discoveries and other
   additions............   1.0       8.4 (a)   12.0      21.4    .5       7.1 (a)   2.7       10.3
  Production............   (.5)    (15.9)      (4.4)(c) (20.8)  (.3)    (14.5)     (3.4)(c)  (18.2)
  Sales of reserves in
   place................                      (12.1)    (12.1)
                           ---     -----      -----     -----   ---     -----      ----      -----
End of period...........   5.2     121.0       62.0     188.2   4.1     144.1      61.1      209.3
                           ---     -----      -----     -----   ---     -----      ----      -----
Net Proved Developed
 Reserves
Beginning of period.....   3.6     128.1       32.8     164.5   2.8     136.8      14.0      153.6
End of period...........   4.9      99.1       25.1     129.1   3.6     128.1      32.8      164.5
                           ===     =====      =====     =====   ===     =====      ====      =====

                                   DECEMBER 31, 1996       DECEMBER 31, 1995
                                 ----------------------  ----------------------
                                 UNITED                  UNITED
         NATURAL GAS(B)          STATES INDONESIA TOTAL  STATES INDONESIA TOTAL
         --------------          ------ --------- -----  ------ --------- -----
                                           (BILLIONS OF CUBIC FEET)
Net Proved Developed and
 Undeveloped Reserves
Beginning of period,
 April 1, 1995 or January 1,
 1996...........................  570      313      883   505      300     805
  Revisions of previous
   estimates....................   83       15       98     7       18      25
  Purchase of reserves in
   place........................    2                 2
  Extensions, discoveries and
   other additions..............   91       12      103    94       14     108
  Production....................  (53)     (30)     (83)  (36)     (19)    (55)
  Sales of reserves in place
                                  ---      ---    -----   ---      ---     ---
End of period...................  693      310    1,003   570      313     883
                                  ---      ---    -----   ---      ---     ---
Net Proved Developed Reserves
Beginning of period.............  449      138      587   373      103     476
End of period...................  573      136      709   449      138     587
                                  ===      ===    =====   ===      ===     ===

                                    DECEMBER 31, 1996       DECEMBER 31, 1995
                                  ----------------------  ----------------------
                                  UNITED                  UNITED
       NATURAL GAS LIQUIDS        STATES INDONESIA TOTAL  STATES INDONESIA TOTAL
       -------------------        ------ --------- -----  ------ --------- -----
                                              (MILLIONS OF BARRELS)
Net Proved Developed and
 Undeveloped Reserves
Beginning of period,
 April 1, 1995 or January 1,
 1996............................  42.6     9.0    51.6    36.1     9.3    45.4
  Revisions of previous
   estimates.....................   8.6     (.1)    8.5     1.5      .1     1.6
  Purchase of reserves in place..
  Extensions, discoveries and
   other additions...............   6.0      .1     6.1     7.4             7.4
  Production.....................  (3.1)    (.9)   (4.0)   (2.4)    (.4)   (2.8)
                                   ----     ---    ----    ----     ---    ----
End of period....................  54.1     8.1    62.2    42.6     9.0    51.6
                                   ----     ---    ----    ----     ---    ----
Net Proved Developed Reserves
Beginning of period..............  33.4     4.3    37.7    28.9     3.1    32.0
End of period....................  44.5     3.5    48.0    33.4     4.3    37.7
                                   ====     ===    ====    ====     ===    ====

--------
(a) The changes reflect the impact of the change in the price of crude oil on the barrels to which the Company is entitled under the terms of the Indonesian production sharing contracts. The Indonesian production sharing contracts allow the Company to recover tangible production and exploration costs, as well as operating costs. As the price of crude oil fluctuates, the Company is entitled to more or less barrels of cost recovery oil. Increasing prices resulted in a decrease of 15.9 million barrels in 1996 and 9.9 million barrels in 1995.
(b) Natural gas liquids reserve volumes are presented separately for information purposes only. Natural gas liquids are extracted from the Company's natural gas volumes and are recoverable at natural gas processing plants downstream from the lease or field separation facility. The volumes presented for natural gas reserves are prior to the extraction of natural gas liquids.
(c) Reserves in Venezuela are attributable to an operating service agreement under which all hydrocarbons are owned by the Venezuelan Government, however, the Company receives payment for production and development services performed based on production. During 1996, the Company sold Maxus Venezuela to YPF.

FUTURE NET CASH FLOWS

  The standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves as of December 31, 1996 and 1995 is calculated and presented in accordance with Statement of Financial Accounting Standards No. 69. Accordingly, future cash inflows were determined by applying year-end oil and gas prices (adjusted for future fixed and determinable price changes) to the Company's estimated share of future production from proved oil and gas reserves. Future income taxes were derived by applying year-end statutory tax rates to the estimated net future cash flows. A prescribed 10% discount factor was applied to the future net cash flows.

  In the Company's opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for the Company's proved oil and gas reserves is not representative of the reserve value. The standardized measure is intended only to assist financial statement users in making comparisons between companies.

                           UNITED STATES           INDONESIA         SOUTH AMERICA          WORLDWIDE
                         -------------------  --------------------  -----------------  --------------------
                           1996       1995      1996       1995       1996     1995      1996       1995
                         ---------  --------  ---------  ---------  --------  -------  ---------  ---------
Future cash flows....... $ 2,826.9  $1,161.0  $ 3,604.6  $ 3,461.9  $1,030.3  $ 822.5  $ 7,461.8  $ 5,445.4
Future production
 costs..................    (543.2)   (331.2)  (1,843.0)  (2,004.7)   (317.4)  (221.3)  (2,703.6)  (2,557.2)
Future development
 costs..................     (77.0)    (70.6)    (293.2)    (288.2)   (104.2)  (122.3)    (474.4)    (481.1)
                         ---------  --------  ---------  ---------  --------  -------  ---------  ---------
Future net cash flows,
 before income taxes....   2,206.7     759.2    1,468.4    1,169.0     608.7    478.9    4,283.8    2,407.1
Discount for estimated
 timing of future cash
 flows..................  (1,101.9)   (342.9)    (578.7)    (459.4)   (246.6)  (200.0)  (1,927.2)  (1,002.3)
                         ---------  --------  ---------  ---------  --------  -------  ---------  ---------
Present value of future
 net cash flows, before
 income taxes...........   1,104.8     416.3      889.7      709.6     362.1    278.9    2,356.6    1,404.8
Future income taxes,
 discounted at 10%(a)...    (172.0)    (67.8)    (388.9)    (321.7)    (99.6)   (34.3)    (660.5)    (423.8)
                         ---------  --------  ---------  ---------  --------  -------  ---------  ---------
Standardized measure of
 discounted future net
 cash flows............. $   932.8  $  348.5  $   500.8  $   387.9  $  262.5  $ 244.6  $ 1,696.1  $   981.0
                         =========  ========  =========  =========  ========  =======  =========  =========

--------
(a) Future income taxes undiscounted are $491.6 for the United States, $618.4 for Indonesia and $168.3 for South America at December 31, 1996 and $161.6 for the United States, $508.2 for Indonesia and $57.1 for South America at December 31, 1995.

  The following are the principal sources for change in the standardized measure:

                                                               1996    1995(A)
                                                             --------  -------
January 1................................................... $  981.0  $ 929.8
  Sales and transfers of oil and gas produced, net of
   production costs.........................................   (417.0)  (322.7)
  Net changes in prices and production costs, net of future
   production and development costs.........................    994.6     99.6
  Extensions, discoveries and improved recovery, less
   related costs............................................    264.3     79.5
  Development costs incurred during the year that reduced
   future development costs.................................    142.2    140.6
  Revisions of previous quantity estimates..................    108.5     51.5
  Purchase of reserves in place.............................       .1     16.3
  Sale of reserves in place.................................    (65.6)     (.1)
  Net change in income taxes................................   (236.7)   (42.8)
  Accretion of discount.....................................    136.5    131.1
  Changes in production rates (timing) and other............   (211.8)  (101.8)
                                                             --------  -------
December 31................................................. $1,696.1  $ 981.0
                                                             ========  =======

--------
(a) The principle sources for change in the standardized measure are presented for the year-ended December 31, 1995, rather than the nine months period ended December 31, 1995, as reserve reports from which this information is derived are only prepared on an annual basis.

 Quarterly Data

                                                     1996
                          ------------------------------------------------------------------
                          MARCH 31,     JUNE 30,   SEPTEMBER 30,   DECEMBER 31, FOR THE YEAR
                          ---------     --------   -------------   ------------ ------------
Sales and operating
 revenues...............   $174.0        $172.1       $174.4          $197.5       $718.0
Gross profit (a)........     64.5          58.6         59.1            91.0        273.2
Net income (loss) before
 extraordinary item          (0.5)         (2.7)        11.3            12.5         20.6
Extraordinary item (b)..                                                (5.6)        (5.6)
  Net income (loss).....     (0.5)         (2.7)        11.3             6.9         15.0
Market price per share:
  $4.00 Preferred(c)
    High................       46            50          50 3/4
    Low.................       42            41 1/4      49 3/4
  $2.50 Preferred
    High................       26 1/2        26          26 11/32        26 1/2       26 1/2
    Low.................       25 1/8        25          25 1/4          25 3/4       25

                                                     1995
                          ------------------------------------------------------------------
                                                                                NINE MONTHS
                                                                                   ENDED
                          MARCH 31,     JUNE 30,   SEPTEMBER 30,   DECEMBER 31, DECEMBER 31,
                          ---------     --------   -------------   ------------ ------------
Sales and operating
 revenues...............   $142.5        $150.7       $141.8          $171.3       $463.8
Gross profit (a)........     35.2          34.3         24.5            48.0        106.8
Net loss................    (56.9)        (23.0)       (28.1)          (22.6)       (73.7)
Per Common Share
  Net loss..............     (.49)
Market price per share:
  Common
    High................        5 29/32      5 1/2
    Low.................        3            5 3/8
  $4.00 Preferred
    High................       38 1/4       41            40 1/2          44 3/4      44 3/4
    Low.................       30           32 1/2        38              38          32 1/2
  $2.50 Preferred
    High................       21 3/4       24 1/4        25 5/8          26 1/8      26 1/8
    Low.................       17 45/64     19 1/8        23 5/8          17 5/8      17 5/8

--------
(a) Gross profit is sales and operating revenues less purchases and operating expenses, gas purchase costs and depreciation, depletion and amortization.
(b) In December 1996, the Company repaid the $175.0 million Indonesian Facility due 1997-2002. Unamortized issuance costs associated with this early retirement were recorded as an extraordinary loss of $5.6 million. The tax impact of this transaction was less than $.1 million.
(c) As part of the Company's reorganization, the Company redeemed on August 13, 1996, all of its outstanding shares of $4.00 Preferred Stock.