Form 10-Q
period 1997-03-31
MAXUS ENERGY CORP /DE/
filed 1997-05-13
CIK 724176

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ________________


                                   FORM 10-Q

  (Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending March  31, 1997

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

YES [X]         NO [ ]


      Shares of Common Stock outstanding at May 12, 1997:   147, 246,135

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

                           MAXUS ENERGY CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in millions)

                                               Three Months     Three Months
                                              Ended March 31,  Ended March 31,
                                                   1997             1996
                                                ----------       ----------
                                                (Unaudited)      (Unaudited)
REVENUES
  Sales and operating revenues                  $   179.6        $   174.0
  Other revenues, net                                 4.2              6.2
                                                ---------        ---------
                                                    183.8            180.2

COSTS AND EXPENSES
  Operating expenses                                 52.0             50.8
  Gas purchase costs                                 21.8             18.0
  Exploration, including exploratory
    dry holes                                        10.8              7.9
  Depreciation, depletion and amortization           38.4             40.7
  General and administrative expenses                 2.4              2.8
  Taxes other than income taxes                       4.5              3.4
  Interest and debt expenses                         33.2             34.1

                                                ---------        ---------
                                                    163.1            157.7
                                                ---------        ---------

INCOME BEFORE INCOME TAXES                           20.7             22.5
      INCOME TAXES                                   17.3             23.0
                                                ---------        ---------
NET INCOME (LOSS)                               $     3.4        $    (0.5)
                                                =========        =========


                See Notes to Consolidated Financial Statements.

                           MAXUS ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEET
                         (in millions, except shares)

                                                       March 31,    December 31,
                                                          1997         1996
                                                       -----------  -----------
                     ASSETS                            (Unaudited)
Current Assets
  Cash and cash equivalents                           $    19.2     $    28.9
  Receivables, less allowance for doubtful accounts       140.9         199.0
  Funding guarantee from parent                            27.4          27.4
  Inventories                                              26.4          26.3
  Restricted cash                                           7.3           7.3
  Deferred income taxes                                    15.3          15.3
  Prepaid expenses                                         10.2          10.5
                                                      ---------     ---------
   TOTAL CURRENT ASSETS                                   246.7         314.7

Properties and Equipment, less accumulated
  depreciation, depletion and amortization              2,020.3       2,022.2
Investments and Long-Term Receivables                       0.6           0.4
Restricted Cash                                            27.0          26.5
Funding Guarantee from Parent                              77.7          75.2
Deferred Charges                                           19.1          17.5
                                                      ---------     ---------
                                                      $ 2,391.4     $ 2,456.5
                                                      =========     =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                   $    54.1     $    54.1
  Accounts payable                                         46.6          98.1
  Taxes payable                                            25.4          44.6
  Accrued liabilities                                     154.1         158.0
                                                      ---------     ---------
TOTAL CURRENT LIABILITIES                                 280.2         354.8

Long-Term Debt                                          1,026.8       1,034.4
Advances from Parent                                      261.8         182.2
Deferred Income Taxes                                     501.9         502.7
Other Liabilities and Deferred Credits                    171.3         171.0
$9.75 Redeemable Preferred Stock, $1.00 par value
  Authorized and issued shares 0 and 625,000                -            62.5
Stockholders' Equity
  $2.50 Preferred Stock, $1.00 par value
    Authorized shares--5,000,000
    Issued shares--3,500,000                               55.6          57.8
  Common Stock, $1.00 par value
    Authorized shares--300,000,000
    Issued Shares--147,246,135 and 147,246,364            147.2         147.2
  Paid-in capital                                         215.6         216.4
  Accumulated deficit                                    (268.8)       (272.3)
  Minimum pension liability                                (0.2)         (0.2)
TOTAL STOCKHOLDERS' EQUITY                            ---------     ---------
                                                          149.4         148.9
                                                      ---------     ---------
                                                      $ 2,391.4     $ 2,456.5
                                                      =========     =========

                     See "Commitments and Contingencies."
                See Notes to Consolidated Financial Statements.
The Company uses the successful efforts method to account for its oil and gas producing activities.

                           MAXUS ENERGY CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in millions)

                                                                             ---------------      ---------------
                                                                               Three Months         Three Months
                                                                              Ended March 31,      Ended March 31,
                                                                                  1997                  1996
                                                                             ---------------      ---------------
                                                                                (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $      3.4           $     (0.5)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation, depletion and amortization                                      38.4                 40.7
     Dry hole costs                                                                 6.1                  0.5
     Income taxes                                                                  (4.5)                (5.1)
     Net gain on sale of assets and sale/maturity of investments                   (0.2)                   -
     Postretirement benefits                                                        0.7                  0.8
     Accretion of discount                                                          2.4                  2.1
     Other                                                                         (0.4)                (1.3)
     Changes in components of working capital:
       Receivables                                                                 58.2                 (6.3)
       Inventories, prepaids and other current assets                              (1.6)                 4.4
       Accounts payable                                                           (51.5)                (2.1)
       Accrued liabilities                                                          0.1                 (4.0)
       Taxes payable/receivable                                                   (15.5)                (3.4)
                                                                             ----------           ----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                 35.6                 25.8
                                                                             ----------           ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for properties and equipment--including
    dry hole costs                                                                (39.8)               (40.9)
  Proceeds from sale of assets                                                      0.4                  0.2
  Restricted cash                                                                  (0.5)                15.3
  Other                                                                            (6.0)                (4.6)
                                                                             ----------           ----------
         NET CASH USED IN INVESTING ACTIVITIES                                    (45.9)               (30.0)
                                                                             ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short-term debt                                                    (10.0)                (0.1)
  Advances from parent                                                             76.4                 (1.5)
  Capital contribution from parent                                                    -                 64.0
  Redemption of Preferred Stock                                                   (62.5)               (62.5)
  Dividends paid                                                                   (3.0)                (9.1)
  Other                                                                            (0.3)                (2.2)
                                                                             ----------           ----------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        0.6                (11.4)
                                                                             ----------           ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (9.7)               (15.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   28.9                 38.3
                                                                             ----------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     19.2           $     22.7
                                                                             ==========           ==========

                See Notes to Consolidated Financial Statements.

  MAXUS ENERGY CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                    NOTE ONE



  SIGNIFICANT ACCOUNTING POLICIES



  The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles, the most significant of which are described below.

  In June 1996, YPF Sociedad Anonima ("YPF"), the parent company of Maxus, and Maxus announced an internal reorganization of Maxus which included the transfer of the Common Stock of Maxus to a YPF indirect wholly owned subsidiary, YPF Holdings, Inc. ("Holdings"), and the sale of common stock of certain subsidiaries of Maxus to a wholly owned subsidiary of YPF (See Note
  Two).


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


  The Company uses the successful efforts method to account for costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all geological and geophysical costs are expensed; all development costs, whether or not successful, are capitalized as costs of proved properties; exploratory drilling costs are initially capitalized, but if the effort is determined to be unsuccessful, the costs are then charged against earnings; and, depletion is computed based on an aggregation of properties with common geologic structural features or stratigraphic conditions, such as reservoirs or fields.


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


  Depreciation and depletion related to the costs of all development drilling, successful exploratory drilling and related production equipment is calculated using the unit of production ("UOP") method based upon estimated proved developed reserves. Leasehold costs are amortized using the UOP method based on estimated proved reserves. Other properties and equipment, which include gas gathering and processing equipment and plants, are depreciated generally on the straight-line method over their estimated useful lives. Estimated future dismantlement, restoration and abandonment costs for major facilities, net of salvage value, are taken into account in determining depreciation, depletion and amortization.


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


  ENVIRONMENTAL EXPENDITURES


  Environmental liabilities are recorded when environmental assessments and/or remediation are probable and material and such costs to the Company can be reasonably estimated. The Company's estimate of environmental assessment and/or remediation costs to be incurred are based on either 1) detailed feasibility studies of remediation approach and cost for individual sites or
  2) the Company's estimate of costs to be incurred based on historical experience and publicly available information based on the stage of assessment and/or remediation of each site. As additional information becomes available regarding each site or as environmental remediation standards change, the Company revises its estimate of costs to be incurred in environmental assessment and/or remediation. During the third quarter 1996, the Company, as part of its general reorganization, transferred certain liabilities related to environmental matters to Chemical Land Holdings, Inc. ("CLH"), an indirect subsidiary of YPF, effective as of August 1, 1996 (See Note Two).


  LITIGATION CONTINGENCIES


  The Company records liabilities for litigation when such amounts are probable, material and can be reasonably estimated.


  INCOME TAXES


  Effective August 13, 1996, YPF transferred ownership of its shares of the Company's Common Stock to Holdings, a Delaware corporation. The Company subsequently transferred its ownership of the common stock of CLH to a subsidiary of Holdings (See Note Two). As a result of these transactions both the Company and CLH are now included as members of an affiliated group of companies qualifying, within the meaning of the Unites States Internal Revenue Code, to file a consolidated federal income tax return having Holdings as their common U.S. parent.


  The Company's financial statements reflect an allocation of income tax expense or benefit from the Holdings consolidated income tax group. This method of allocation is consistent with the principles established by Statement of Financial Accounting Standards, No. 109 ("SFAS 109"), "Accounting for Income Taxes." It is based on a calculation of income tax for the Company as a separate entity, adjusted to reflect certain attributes of Holding's consolidated income tax return.

  The attributes include, but are not limited, to the consolidated loss apportionment, tax credits, and the alternative minimum tax.


  Effective August 1, 1996, CLH assumed certain liabilities of the Company relating to environmental matters (See Note Two); thus, current taxes and deferred taxes associated with the assumption of these liabilities have been transferred to the accounts of CLH.


  INVESTMENTS IN MARKETABLE SECURITIES


  Investments in debt and equity securities are reported at fair value except for those investments in debt securities which management has the intent and the ability to hold to maturity. Investments in debt securities which are held-for-sale are classified based on the stated maturity and management's intent to sell the securities. Unrealized gains and losses on investments in marketable securities, except for debt securities classified as "held-to-maturity" are reported as a separate component of stockholders' equity.


  DERIVATIVES


  The Company periodically hedges the effects of fluctuations in the price of crude oil, natural gas and natural gas liquids ("NGL") through price swap agreements and futures contacts. Gains and losses on these hedges are deferred until the related sales are recognized and are recorded as a component of sales and operating revenues.



                                   NOTE TWO



  GENERAL REORGANIZATION


  On June 18, 1996, the Company announced a reorganization which included the sale of three of its subsidiaries holding certain Bolivian and Venezuelan assets to YPF, the redemption of the outstanding shares of $4.00 Cumulative Convertible Preferred Stock (the "$4.00 Preferred Stock") and the transfer to a YPF subsidiary of a Maxus subsidiary that had assumed certain liabilities related to environmental matters.


  On July 1, 1996, Maxus International Energy Company ("Seller"), a wholly owned subsidiary of Maxus, sold all of the issued and outstanding shares of capital stock of its wholly owned subsidiary, YPF International Ltd. ("International"), to YPF, pursuant to a Stock Purchase and Sale Agreement by and between YPF and Seller. The sole assets of International at the time of the transaction were all of the issued and outstanding shares of capital stock of Maxus Bolivia, Inc. ("Maxus Bolivia"), Maxus Venezuela (C.I.) Ltd. ("Venezuela C.I.") and Maxus Venezuela S.A. ("Venezuela S.A."). The assets of Maxus Bolivia consisted of all of the former assets and operations of Maxus in Bolivia, including the interests of Maxus in the Surubi Field and Secure and Caipipendi Blocks. The assets of Venezuela C.I. and Venezuela S.A. consisted of all of the former assets and operations of Maxus in Venezuela, except those held through Maxus Guarapiche Ltd. ("Maxus Guarapiche"), including the interests of Maxus in Quiriquire Unit.


  The purchase price for the outstanding shares of capital stock of International was $266.2 million which represented the carrying amount of International on the financial reporting books of Seller as of June 30, 1996. Maxus used the proceeds from this transaction for general corporate purposes, including the redemption of its $4.00 Preferred Stock, which is discussed below.


  While not a part of the above-described sale transactions, effective September 1, 1996, Seller sold all of the capital stock of Maxus Guarapiche to International for $26.4 million which represented the carrying amount of Maxus Guarapiche on the financial reporting books of Seller as of August 31, 1996. Maxus Guarapiche held a 25% interest in the Guarapiche Block, an exploration block in Venezuela.

  Also, as part of the general reorganization, on August 13, 1996 Maxus redeemed all of its outstanding shares of $4.00 Preferred Stock at a price of $50 per share plus accrued and unpaid dividends (approximately $220.8 million in the aggregate). The excess of the redemption price over the carrying value of the $4.00 Preferred Stock resulted in an increase in the Company's accumulated deficit of $213.6 million. The Company used a portion of the proceeds from the sale of all of the issued and outstanding shares of capital stock of International as well as an advance from Holdings of approximately $55.6 million to redeem the $4.00 Preferred Stock.


  As further part of the reorganization, the Company transferred certain liabilities related to environmental matters to CLH, an indirect subsidiary of YPF, effective as of August 1, 1996. In connection with this transfer, CLH assumed (the "Assumption") the liabilities so transferred and YPF committed to contribute capital (the "Contribution Agreement") to CLH up to an amount of $106.9 million that will enable CLH to satisfy its obligations under the Assumption based on the Company's reserves established in respect of the assumed liabilities as of July 31, 1996 plus certain operating expenses budgeted by CLH from time to time. YPF will not be obligated to contribute capital to CLH beyond the amount of its initial undertaking. The Company will remain responsible for any obligations assumed by CLH in the event CLH does not perform or fulfill such obligations. CLH has assumed responsibility for, among other things, the Company's environmental contingencies and a declaratory judgment action filed by Occidental Chemical Corporation and Henkel Corporation.


  The contribution obligation of YPF related to the Assumption was reflected on the Company's financial statements as a long-term and short-term funding guarantee from parent totaling $106.9 million, an increase to deferred income taxes of $37.4 million and an increase to paid-in capital of $69.5 million. In the first quarter 1997, it was determined that an additional $3.1 million in environmental reserves were necessary due to an increased level of work at certain sites. YPF agreed to assume this additional liability. Therefore, the Company's environmental reserves and funding guarantee were increased by $3.1 million to reflect the transaction. At March 31, 1997, the outstanding funding guarantee totaled $105.1 million. Insofar as CLH has assumed the Company's environmental liabilities and YPF has committed to pay for the liabilities, such liabilities are not expected to have an adverse impact on the financial reporting books of the Company.


  Under the terms of the Contribution Agreement, Maxus agreed that any contributions to the equity capital of CLH by YPF shall reduce the obligation of YPF to capitalize Maxus pursuant to the Merger Agreement. Capital contributions of $9.5 million have been made to CLH since the effective date of the Assumption.



                                   NOTE THREE


  ASSET ACQUISITION AND DIVESTITURE


  In January 1996, the Company and its partners were successful in acquiring the highly prospective Guarapiche Block in Venezuela's first auction awards for equity production in over 20 years. Guarapiche is located on the same trend as the five billion barrel El Furrial field in northeastern Venezuela. In July 1996, the Company, together with its partners, paid $109 million ($27 million net to Maxus) to the Venezuelan government for rights to explore the Guarapiche Block. BP Exploration Orinoco Limited is the operator with a 37.5% working interest, while Amoco Production Company and the Company hold the remaining 37.5% and 25%, respectively. Effective September 1, 1996, Maxus sold all of the capital stock of Maxus Guarapiche, which owns a 25% interest in the Guarapiche Block, to International (See Note Two).

                                   NOTE FOUR


  PREFERRED STOCK


  On January 31, 1997, Maxus redeemed the remaining 625,000 shares of its $9.75 Cumulative Convertible Preferred Stock, which was subject to mandatory redemption provisions, for $62.5 million plus accrued dividends. YPF provided the funding for the redemption which was recorded as an Advance from Parent on the Consolidated Balance Sheet.



                                   NOTE FIVE


  LONG TERM DEBT AND CREDIT ARRANGEMENTS



  During the first quarter of 1997, the Company paid its first quarterly principal installment of $10 million to Chase Manhattan Bank as required under the terms of the Midgard credit facility.



                                   NOTE SIX


  COMMITMENTS AND CONTINGENCIES


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


  The Company believes that its policies and procedures in the area of pollution control, product safety and occupational health are adequate to prevent unreasonable risk of environmental and other damage, and of resulting financial liability, in connection with its business. Some risk of environmental and other damage is, however, inherent in particular operations of the Company and, as discussed below, Maxus has certain potential liabilities associated with former operations. The Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or enforced. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could in the future require material expenditures by the Company for the installation and operation of systems and equipment for remedial measures and in certain other respects. Also, certain laws allow for recovery of natural resource damages from potentially responsible parties and ordering the implementation of interim remedies to abate an imminent and substantial endangerment to the environment. Potential expenditures for any such actions cannot be reasonably estimated.


  In connection with the sale of Maxus' former chemical subsidiary, Diamond Shamrock Chemicals Company ("Chemicals"), to Occidental Petroleum Corporation ("Occidental") in 1986, Maxus agreed to indemnify Chemicals and Occidental from and against certain liabilities relating to the business or activities of Chemicals prior to the September 4, 1986 closing date (the "Closing Date"), including certain environmental liabilities relating to certain chemical plants and waste disposal sites used by Chemicals prior to the Closing Date.

  In addition, Maxus agreed to indemnify Chemicals and Occidental for 50% of certain environmental costs incurred by Chemicals for which notice is given to Maxus within 10 years after the Closing Date on projects involving remedial activities relating to chemical plant sites or other property used in the conduct of the business of Chemicals as of the Closing Date and for any period of time following the Closing Date, with Maxus' aggregate exposure for this cost sharing being limited to $75 million. Occidental Chemical Corporation ("OxyChem"), a subsidiary of Occidental, and Henkel Corporation ("Henkel"), an assignee of certain of Occidental's rights and obligations, filed a declaratory judgment action in Texas state court with respect to the Company's agreement in this regard. The lower court found in favor of OxyChem and Henkel and the Company has appealed the judgment.


  The Company has established reserves based on its 50% share of remaining costs expected to be paid or incurred by OxyChem and Henkel prior to September 4, 1996, the tenth anniversary of the Closing Date. As of March 31, 1997, the Company and CLH on its behalf had paid OxyChem and Henkel a total of approximately $42 million against the $75 million cap and, based on OxyChem's and Henkel's historical annual expenditures, the Company had previously reserved $4 million for costs it anticipated through August 1996. The Company cannot predict with any certainty what portion of the approximately $29 million unreserved portion of the $33 million amount remaining at March 31, 1997, OxyChem and Henkel may incur; however, OxyChem and Henkel have asserted in court that the entire amount will be spent. In the event that the Company does not prevail in its appeal, it could be required to pay up to approximately $29 million in additional costs which have not been reserved related to this indemnification. CLH has assumed, pursuant to the Assumption, responsibility for this litigation.


  At March 31, 1997, reserves for the environmental contingencies discussed herein totaled $104 million. Management believes it has adequately reserved for all environmental contingencies which are probable and can be reasonably estimated; however, changes in circumstances could result in changes, including additions, to such reserves in the future.


  Maxus is conducting litigation against the insurance companies that wrote Chemicals' and Maxus' primary and excess insurance during the relevant periods who have refused to provide coverage for Chemicals' or Maxus' cost of the personal injury and property damage claims related to certain environmental claims, including remedial activities at chemical plant sites and disposal sites. Maxus has entered into settlement agreements with certain of the insurers, the terms of which are required to be held confidential. Maxus also is engaged in settlement discussions with other defendant insurers; however, there can be no assurance that such discussions will result in settlements with such other insurers. In the following discussion concerning specific plant sites, other plant sites generally and third party sites, references to the Company include, as appropriate, references to CLH acting under the Assumption.


  Newark, New Jersey. A consent decree, previously agreed upon by the U.S. Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection and Energy (the "DEP") and Occidental, as successor to Chemicals, was entered in 1990 by the United States District Court of New Jersey and requires implementation of a remedial action plan at Chemicals' former Newark, New Jersey agricultural chemicals plant. Engineering for such plan, which will include an engineering estimate of the cost of construction, is progressing. Construction is expected to begin in 1998, cost approximately $23 million and take three to four years to complete. The work is being supervised and paid for by the Company pursuant to the above described indemnification obligation to Occidental. The Company has fully reserved the estimated costs of performing the remedial action plan and required ongoing maintenance costs.

  Studies have indicated that sediments of the Newark Bay watershed, including the Passaic River adjacent to the plant, are contaminated with hazardous chemicals from many sources. These studies suggest that the older and more contaminated sediments located adjacent to the Newark plant generally are buried under more recent sediment deposits. The Company, on behalf of Occidental, negotiated an agreement with the EPA under which the Company is conducting further testing and studies to characterize contaminated sediment and biota in a six-mile portion of the Passaic River near the plant site. The stability of the sediments in the entire six-mile portion of the Passaic River study area is also being examined as a part of the Company's studies. The Company currently expects the testing and studies to be completed in 1999 and cost from $4 million to $6 million after March 31, 1997. The Company has reserved for the amount of its estimate of the remaining costs to be incurred in performing these studies. The Company has been conducting similar studies under its own auspices for several years. Until these studies are completed and evaluated, the Company cannot reasonably forecast what regulatory program, if any, will be proposed for the Passaic River or the Newark Bay watershed and, therefore, cannot estimate what additional costs, if any, will be required to be incurred. However, it is possible that additional work, including interim remedial measures, may be ordered with respect to the Passaic River.


  Hudson County, New Jersey. Until 1972, Chemicals operated a chromium ore processing plant at Kearny, New Jersey. According to the DEP, wastes from these ore processing operations were used as fill material at a number of sites in and near Hudson County.

  As a result of negotiations between the Company (on behalf of Occidental) and the DEP, Occidental signed an administrative consent order with the DEP in 1990 for investigation and remediation work at certain chromite ore residue sites in Kearny and Secaucus, New Jersey. The work is presently being performed by the Company and Occidental, and the Company is funding Occidental's share of the cost of investigation and remediation of these sites. The Company is currently providing financial assurance for performance of the work in the form of a self-guarantee in the amount of $20 million subject to the Company's continuing ability to satisfy certain financial tests specified by the State. This financial assurance may be reduced with the approval of the DEP following any annual cost review. While the Company has participated in the cost of studies and is implementing interim remedial actions and conducting remedial investigations and feasibility studies, the ultimate cost of remediation is uncertain. The Company anticipates it will submit its remedial investigation and feasibility study report to the DEP in 1997. The results of the DEP's review of this report could increase the cost of any further remediation that may be required. The Company has reserved its best estimate of the remaining cost to perform the investigations and remedial work as being approximately $47 million. In addition, the DEP has indicated that it expects Occidental and the Company to participate with the other chromium manufacturers in the funding of certain remedial activities with respect to a number of so-called "orphan" chrome sites located in Hudson County, New Jersey. Occidental and the Company have declined participation as to those sites for which there is no evidence of the presence of residue generated by Chemicals. The Governor of New Jersey issued an Executive Order requiring state agencies to provide specific justification for any state requirements more stringent than federal requirements. The DEP has indicated that it may be revising its soil action level upwards towards the higher soil screening levels proposed by the EPA in 1994.

  Painesville, Ohio. From about 1912 through 1976, Chemicals operated manufacturing facilities in Painesville, Ohio. The operations over the years involved several discrete but contiguous plant sites over an area of about 1,300 acres. The primary area of concern historically has been Chemicals' former chromite ore processing plant (the "Chrome Plant"). For many years, the site of the Chrome Plant has been under the administrative control of the EPA pursuant to an administrative consent order under which Chemicals is required to maintain a clay cap over the site and to conduct certain ground water and surface water monitoring. Many other sites have previously been clay-capped and one specific site, which was a waste disposal site from the mid-1960s until the 1970s, has been encapsulated and is being controlled and monitored. In 1995, the Ohio Environmental Protection Agency (the "OEPA") issued its Directors' Final Findings and Order (the "Director's Order") by consent ordering that a remedial investigation and feasibility study (the "RIFS") be conducted at the former Painesville plant area. The Company has agreed to participate in the RIFS as required by the Director's Order. It is estimated that the total cost of performing the RIFS will be $5 million to $8 million during the years 1997 through 1999. In spite of the many remedial, maintenance and monitoring activities performed, the former Painesville plant site has been proposed for listing on the National Priority List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"); however, the EPA has stated that the site will not be listed so long as it is satisfactorily addressed pursuant to the Director's Order and OEPA's programs. The Company has reserved for the amount of its estimate of its share of the cost to perform the RIFS. The scope and nature of any further investigation or remediation that may be required cannot be determined at this time; however, as the RIFS progresses, the Company will continuously assess the condition of the Painesville plant site and make any changes, including additions, to its reserve as may be required.

  Third Party Sites. Chemicals has also been designated as a potentially responsible party ("PRP") by the EPA under CERCLA with respect to a number of third party sites, primarily off of Chemicals' properties, where hazardous substances from Chemicals' plant operations allegedly were disposed of or have come to be located. Numerous PRPs have been named at substantially all of these sites. At several of these, Chemicals has no known exposure. Although PRPs are typically jointly and severally liable for the cost of investigations, cleanups and other response costs, each has the right of contribution from other PRPs and, as a practical matter, cost sharing by PRPs is usually effected by agreement among them. At a number of these sites, the ultimate cost of these sites and Chemicals' share of the costs thereof cannot be estimated at this time. The Company has reserved for its estimated costs related to these sites, where such costs are both probable and reasonably estimatable.

                           MAXUS ENERGY CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                              FIRST QUARTER 1997



RESULTS OF OPERATIONS - FIRST QUARTER 1997 VS.  FIRST QUARTER 1996

  Maxus Energy Corporation (the "Company" or "Maxus") reported net income of $3 million for the first quarter of 1997 compared to a net loss of $1 million for the first quarter of 1996. Performance improved as a result of higher sales and operating revenues coupled with lower income taxes being partially offset by higher costs and expenses. Performance also improved despite the sale of three of the Company's subsidiaries holding certain Bolivian and Venezuelan assets to YPF Sociedad Anonima ("YPF") effective July 1, 1996.


  Sales and Operating Revenues. Sales and operating revenues for the first quarter of 1997 increased $6 million to $180 million, compared to $174 million for the same 1996 period. The increase in sales and operating revenues was due primarily to higher average prices for crude oil, natural gas and natural gas liquids ("NGL") and higher crude oil sales volumes in Ecuador partially offset by lower crude oil sales volumes in Northwest Java and the absence of sales and operating revenues from Maxus' former operations in Bolivia and Venezuela.


  Net worldwide crude oil sales volumes averaged 53 thousand barrels per day ("mbpd") in the first quarter of 1997, a decline of 12 mbpd compared to 65 mbpd in the same quarter in 1996. The decline was due primarily to the absence of 13 mbpd in average crude oil sales volumes from the Company's former Bolivian and Venezuelan operations during the first quarter of 1996. Ecuador's first quarter 1997 average net crude oil sales volumes of 13 mbpd were five mbpd higher than the same period last year; however, this increase was offset by a decrease in average crude oil sales volumes of four mbpd in Northwest Java as a result of lower crude oil entitlements driven by higher crude oil prices, lower cost recovery and new contract terms. Effective January 19, 1997, Maxus' share of crude oil and natural gas production in Northwest Java decreased due to the renegotiation in 1990 of the production sharing contract with Indonesia's state oil company, Pertamina. Maxus' average net worldwide crude oil sales price rose significantly, from $17.75 per barrel ("bbl") in the first quarter of 1996 to $20.50 per bbl in the first quarter of 1997.


  Average net U.S. natural gas sales volumes for the first quarter of 1997 were 175 million cubic feet per day ("mmcfpd"), a decrease of four mmcfpd as compared to the first quarter of 1996. The average gas price received in the U.S. rose significantly, from $1.82 per thousand cubic feet ("mcf") in the first quarter of 1996 to $2.44 per mcf in the first quarter of 1997.


  Average net Northwest Java natural gas sales volumes of 63 mmcfpd in the first quarter of 1997 were flat compared to the same period in 1996. Natural gas sales prices averaged $2.67 per mcf during the first quarter of 1997 compared to $2.64 per mcf during the first quarter of 1996.


  Average net NGL sales in the U.S. for the first quarter of 1997 of 19 mbpd were flat compared to the first quarter of 1996. The average sales price for U.S. NGL in the first quarter of 1997 was $13.66 per bbl, an increase of $1.19 per bbl from the same period in 1996.


  Costs and Expenses. Costs and expenses of $163 million for the first quarter of 1997 were $5 million higher than such period in 1996 due primarily to higher gas purchase costs and higher exploration expenses partially offset by lower depreciation, depletion and amortization ("DD&A").


  Gas purchase costs of $22 million were $4 million higher in the first quarter of 1997 as compared to the first quarter of 1996 due to higher gas purchase prices; however, these costs were recovered through higher gas sales prices.

  Exploration expenses during the first quarter of 1997 were $11 million, an increase of $3 million compared to the first quarter of 1996. During the first quarter of 1997, the Company recognized $4 million of dry hole expense in Tunisia.


  DD&A of $38 million in the first quarter of 1997 was $3 million lower than the same period in 1996. The absence of DD&A in Bolivia during the first quarter of 1997 resulted in a favorable impact of $2 million.


  Income tax expense was $17 million and $23 million in the first quarters of 1997 and 1996, respectively. The $6 million decrease in income tax expense was primarily due to the absence of income taxes in Bolivia and Venezuela in the first quarter of 1997 and the new contract terms in Northwest Java.


FINANCIAL CONDITION

  The Company's net cash provided by operating activities was $36 million in the first quarter of 1997 compared to $26 million in the first quarter of 1996. Net cash from operating activities before working capital changes increased $9 million during 1997 due primarily to higher sales and operating revenues, lower cash interest expense and lower cash income taxes. Overall, first quarter 1997 net working capital requirements remained relatively flat compared to the first quarter of 1996.


  The Company began the year with $29 million of cash and cash equivalents. During the first three months of 1997, Maxus received $76 million in advances from parent and generated $36 million from operating activities. The Company used $40 million of cash to fund capital expenditures, $63 million to fund the redemption of the remaining 625,000 shares of $9.75 Cumulative Convertible Preferred Stock (the "9.75 Preferred Stock") as required in January 1997, $3 million to pay preferred dividends and $10 million to repay the first quarterly principal installment due under the Midgard credit facility. At March 31, 1997, the Company's cash and cash equivalents balance was $19 million. In the first three months of 1996, 1995 year-end cash balances of $38 million, $26 million of cash provided by operations, a capital contribution from parent of $64 million and the release of $15 million in restricted cash were used to redeem a portion of the Company's $9.75 Preferred Stock, fund expenditures for properties and equipment and pay preferred dividends.


  In management's opinion, cash on hand and cash from operations will be inadequate to fund the 1997 program spending budget, service debt and pay preferred stock dividends and trade obligations. It is anticipated that YPF could be required to make cash advances to Maxus in 1997 totaling approximately $150 million to $200 million to help fund the Company's obligations. Actual cash advances made by YPF could vary significantly depending on, among other circumstances, oil and gas prices and program spending commitments.

  The Company's exposure to foreign currency fluctuations is minimal as substantially all of the Company's material foreign contracts are denominated in U.S. dollars.


  The Company's only derivative financial instruments are natural gas, NGL and crude oil price swap agreements and crude oil and natural gas futures contracts, which are not used for trading purposes.


FUTURE OUTLOOK

  Maxus currently projects total program spending (capital expenditures plus exploration expenses) for 1997 to be approximately $212 million, compared to $233 million in 1996. The planned allocation is Indonesia $108 million, Midgard (U.S.) $66 million, Ecuador $23 million and domestic and overseas new ventures $15 million. Funding for the 1997 spending program is expected to be provided by cash from operations and cash advances from YPF as necessary. In addition to the 1997 program, Maxus has financial and/or performance commitments for exploration and development activities in 1998 and beyond, none of which are material.

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


   The new contract also resolves certain outstanding disputes and amends the prior agreement in various other ways, some of which are expected to significantly improve the Company's current and future operating costs. The Company believes that the new contract permits the Company to go forward with the development of Block 16 and permits it to do so on a more cost-effective basis, subject to the planned enhancement of pipeline capacity discussed below. Based on the terms of the newly approved contract and events which have transpired since such approval, no write down of carrying value of Block 16 is required. During 1996, pipeline capacity available to the Company was sufficient to transport only about 60 to 80% of the oil which the Company was capable of producing daily in Ecuador. Due to the decreased usage by PetroEcuador, however, pipeline capacity has presently been available to transport close to 100% of the oil which the Company is capable of producing daily. It is not known whether this availability is temporary and, if permanent, whether it will be adequate to accommodate expected increased production in mid-1997. Additionally, the Ecuadorian Government has announced it intends to enhance the capacity of the existing pipeline rather than solicit bids for the construction of a new pipeline system as previously announced. It is uncertain if this planned pipeline enhancement will occur or what impact it might have on the Company's transportation needs.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         The information required by this Item is disclosed in Note 9. "Commitments and Contingencies" contained in the financial information provided in Part I of this report, and such informatin is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              27 -- Financial Data Schedule



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAXUS ENERGY CORPORATION



                                        By:  W. Mark Miller
                                           -----------------------------
                                           W. Mark Miller, Executive Vice
                                           President, on behalf of the
                                           registrant and as its principal
                                           financial officer

May 13, 1997

                                 Exhibit Index


Exhibit Title                                                   Exhbit No.
-------------                                                   ----------

Financial Data Schedule                                             27